Form 10-Q
period 1994-09-30
BALCOR CURRENT INCOME FUND 85
filed 1994-11-14
CIK 763697

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-14352
                       -------


                         BALCOR CURRENT INCOME FUND-85
                         A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Illinois                                      36-3344227
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                        BALCOR CURRENT INCOME FUND-85
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                               BALANCE SHEETS
                    September 30, 1994 and December 31, 1993
                                (Unaudited)

                                   ASSETS

                                                     1994             1993
                                                --------------  ---------------
Cash and cash equivalents                       $   2,898,500   $    1,121,400
Accounts and accrued interest receivable              189,013          158,613
Deferred expenses, net of accumulated
  amortization of $323,211 in 1994 and
  $186,581 in 1993                                    223,307          359,937
                                                --------------  ---------------
                                                    3,310,820        1,639,950
                                                --------------  ---------------
Investment in real estate, at cost:
  Land                                             11,426,930       11,426,930
  Buildings and improvements                       64,347,072       64,347,072
                                                --------------  ---------------
                                                   75,774,002       75,774,002
  Less accumulated depreciation                    21,387,252       19,875,947
                                                --------------  ---------------
Investment in real estate, net of
  accumulated depreciation                         54,386,750       55,898,055
                                                --------------  ---------------
                                                $  57,697,570   $   57,538,005
                                                ==============  ===============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                $      83,332   $       99,208
Due to affiliates                                     110,103           53,285
Accrued liabilities, principally real
  estate taxes and interest                           497,497
Security deposits                                     306,943          304,617
Mortgage notes payable                             29,743,403       29,560,964
                                                --------------  ---------------
    Total liabilities                              30,741,278       30,018,074

Partners' capital (57,074 Limited
  Partnership Interests issued and
  outstanding)                                     26,956,292       27,519,931
                                                --------------  ---------------
                                                $  57,697,570   $   57,538,005
                                                ==============  ===============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR CURRENT INCOME FUND-85
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
              for the nine months ended September 30, 1994 and 1993
                                (Unaudited)

                                                     1994             1993
                                                --------------   --------------
Income:
  Rental and service                            $   7,740,655    $   7,401,618
  Interest on short-term investments                   59,968           16,103
                                                --------------   --------------
    Total income                                    7,800,623        7,417,721
                                                --------------   --------------

Expenses:
  Interest on mortgage notes payable                2,256,079        2,240,664
  Depreciation                                      1,511,305        1,511,305
  Amortization of deferred expenses                   136,630          136,630
  Property operating                                3,185,152        3,052,981
  Real estate taxes                                   583,467          623,529
  Property management fees                            403,941          383,313
  Administrative                                      287,688          244,855
                                                --------------   --------------
    Total expenses                                  8,364,262        8,193,277
                                                --------------   --------------
Net loss                                        $    (563,639)   $    (775,556)
                                                ==============   ==============
Net loss allocated to General Partner           $      (5,636)   $      (7,756)
                                                ==============   ==============
Net loss allocated to Limited Partners          $    (558,003)   $    (767,800)
                                                ==============   ==============
Net loss per Limited Partnership Interest
  (57,074 issued and outstanding)               $       (9.78)   $      (13.45)
                                                ==============   ==============


  The accompanying notes are an integral part of the financial statements.

                        BALCOR CURRENT INCOME FUND-85
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended September 30, 1994 and 1993
                                 (Unaudited)


                                                     1994             1993
                                                --------------   --------------
Income:
  Rental and service                            $   2,666,197    $   2,378,321
  Interest on short-term investments                   29,388            7,344
                                                --------------   --------------
    Total income                                    2,695,585        2,385,665
                                                --------------   --------------

Expenses:
  Interest on mortgage notes payable                  762,934          755,593
  Depreciation                                        503,767          503,767
  Amortization of deferred expenses                    45,542           45,542
  Property operating                                1,050,738        1,110,583
  Real estate taxes                                   103,880          225,304
  Property management fees                            134,302          133,126
  Administrative                                       72,718           71,894
                                                --------------   --------------
    Total expenses                                  2,673,881        2,845,809
                                                --------------   --------------
Net income (loss)                               $      21,704    $    (460,144)
                                                ==============   ==============
Net income (loss) allocated to General Partner  $         217    $      (4,602)
                                                ==============   ==============
Net income (loss) allocated to Limited Partners $      21,487    $    (455,542)
                                                ==============   ==============
Net income (loss) per Limited Partnership
  Interest (57,074 issued and outstanding)      $        0.38    $       (7.98)
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR CURRENT INCOME FUND-85
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)



                                                     1994             1993
                                                --------------   --------------
Operating activities:
  Net loss                                      $    (563,639)   $    (775,556)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation of properties                    1,511,305        1,511,305
      Amortization of deferred expenses               136,630          136,630
      Net change in:
        Escrow deposits                                                221,520
        Accounts and accrued interest
          receivable                                  (30,400)          43,635
        Accounts payable                              (15,876)        (130,256)
        Due to affiliates                              56,818            8,710
        Accrued liabilities                           497,497          396,349
        Security deposits                               2,326           31,872
                                                --------------   --------------
  Net cash provided by operating activities         1,594,661        1,444,209
                                                --------------   --------------

Financing activities:
  Principal payments on mortgage notes
    payable                                          (393,704)        (358,158)
  Proceeds from issuance of mortgage
    notes payable                                     576,143          160,446
                                                --------------   --------------
  Net cash provided by or used in financing
    activites                                         182,439         (197,712)
                                                --------------   --------------

Net change in cash and cash equivalents             1,777,100        1,246,497
Cash and cash equivalents at beginning
  of period                                         1,121,400          128,454
                                                --------------   --------------

Cash and cash equivalents at end of period      $   2,898,500    $   1,374,951
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.


                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense on mortgage notes payable of $2,256,079 and $2,237,804 and paid interest expense of $2,007,722 and $2,066,107, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------
    Property management fees           $359,615  $120,045      $39,956
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       32,900    20,330       16,991
        Data processing                  15,459     6,839       16,316
        Investor communication           16,626    10,275        5,639
        Legal                             7,265     4,490        5,611
        Portfolio management             44,602    21,528       24,110
        Other                            15,031     9,289        1,480

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Current Income Fund-85 A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to invest in and operate income-producing real property. The Partnership raised $57,074,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire five real property investments. The Partnership continues to operate these five properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

As a result of increased rental and service income at four of the five Partnership's properties, the Partnership recognized a decreased loss for the nine months ended September 30, 1994 as compared to the same period in 1993 and net income during the quarter ended September 30, 1994 as compared to a net loss during the same period in 1993. Further discussion of the Partnership's operations are summarized below.

1994 Compared to 1993
- - ---------------------

Increases in occupancy and rental rates at the Providence Square Apartments, Storage USA of Norcross and Willow Lawn self-storage facilities and American Way Mall resulted in an increase in rental and service income during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Increased cash available for short-term investment and higher interest rates were the primary reasons for an increase in interest income on short-term investments during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Due to increased roof repair, carpet replacement and insurance expenses at the El Dorado Hills Apartments, the Partnership recognized an increase in property operating expenses during the nine months ended September 30, 1994. This increase was partially offset by decreased advertising expenses at the American Way Mall and decreased repair and maintenance expense at Storage USA of Norcross self storage facility.

Decreased repair and renovation expenses incurred in connection with the repair and renovation program at Providence Square Apartments combined with decreased advertising expenses at the American Way Mall and decreased repair and maintenance expenses at Storage USA of Norcross self storage facility resulted in a decrease in property operating expenses during the quarter ended September 30, 1994 as compared to the same period in 1993. This decrease was partially offset by increased expenditures for roof repairs, carpet replacement and insurance expense at the El Dorado Hills Apartments.

Real estate tax expense decreased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993, as the Partnership received a refund in the third quarter of 1994 relating to 1992 and 1993 due to a reduction in the assessed value of El Dorado Hills apartment complex. This decrease was partially offset by an increase in real estate tax expense at Providence Square Apartments due to a 1992 real estate tax refund received during the second quarter of 1993.

The Partnership incurred higher accounting and portfolio management fees which resulted in an increase in administrative expenses during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. This increase was partially offset by a decrease in legal and other professional fees.

Liquidity and Capital Resources
- - -------------------------------

The cash or near cash position of the Partnership increased by approximately $1,777,000 as of September 30, 1994 as compared to December 31, 1993, which is being retained by the Partnership for working capital reserves. The Partnership's cash flow provided by operating activities was generated primarily from the Partnership's properties, and was partially offset by the payment of administrative costs. The Partnership's cash flow provided by financing activities consisted of additional proceeds received from the lender of the Providence Square Apartments loan to fund repair and renovation costs in accordance with the terms of the December 1992 refinancing, and the payment of principal on its mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. During the nine months ended September 30, 1994 and 1993, the American Way Mall and the Storage USA of Norcross and Willow Lawn self-storage facilities generated positive cash flow. The American Way Mall does not have underlying debt. The Eldorado Hills Apartments operated at a marginal deficit during the nine months ended September 30, 1994 as compared to positive cash flow for the same period in 1993 due to increased costs for roof repairs, carpet replacement, and insurance expenses. The Providence Square Apartments operated at a marginal deficit during the nine months ended September 30, 1994 and 1993 due to expenditures incurred in connection with the ongoing repair and renovation program at the property.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance and seeking rent increases where market conditions allow. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. Consequently, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the Prospectus.

Four of the Partnership's properties are owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership's third-party mortgage loan financing doesn't mature until December 1995, and may be extended for two successive one year periods.

Pursuant to the terms of the 1992 refinancing agreement, the Partnership may receive additional proceeds of up to $1,342,777 to fund approved improvements and repairs at the properties. Cumulatively through September 30, 1994, the Partnership has received $1,025,775 of such proceeds from the lender for improvements and repairs made at the Providence Square Apartments. The Partnership began a major repair and renovation program in 1991 at the property aimed at increasing rental rates and occupancy levels, which is expected to be completed in 1995.

The Partnership suspended quarterly distributions to Limited Partners during the third quarter of 1991 primarily due to the financing issue regarding the Providence Square Apartments. Pursuant to the terms of the 1992 financing and refinancing agreements on four of the Partnership's properties, distributions of Net Cash Receipts will not be made to the General Partner or Limited Partners until certain conditions in the loan agreements are met, including achievement of specified working capital levels by the Partnership and required ratios between total net income at all the collateral properties to total debt service. All of these conditions have now been met. Future distributions will depend upon improved cash flow from the Partnership's remaining properties and proceeds from future property sales, as to both of which there can be no assurances.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibits:

(4) Amended and Restated Form of Subscription Agreement set forth as
Exhibit 4.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-11 dated August 16, 1985 (Registration No. 2-95910), and Form of Confirmation regarding Interests in the Partnership set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-14352) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended September 30, 1994.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR CURRENT INCOME FUND-85
                              A REAL ESTATE LIMITED PARTNERSHIP



                              By:  /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Current Income Partners-85, the General
                                  Partner



                              By:  /s/Allan Wood
                                  ------------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Current Income Partners-85, the General
                                  Partner



Date: November 10, 1994
      -----------------------------