Form 10-K
BALCOR CURRENT INCOME FUND 85
filed 1995-03-31
CIK 763697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-14352
                       -------

                         BALCOR CURRENT INCOME FUND-85
                        A REAL ESTATE LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                       36-3344227
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
----------------

Balcor Current Income Fund-85 A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1985 under the laws of the State of Illinois. The Registrant raised $57,074,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income producing real property, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire the five real property investments described under "Properties" (Item 2). The Partnership Agreement generally provides that the proceeds of any sale or refinancing will not be reinvested in new acquisitions, except that proceeds may be used to purchase or finance improvements or additions to any of the Registrant's properties.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. During 1994, four of the Registrant's five properties generated positive cash flow.

The northern New Jersey retail market where the American Way Mall is located remains very competitive. The Registrant has determined that the property needs to be reconfigured and retenanted with strong anchor tenants to compete in the local retail market. The Registrant is in the process of securing anchor tenants for the property. However, there are no assurances that this can be completed. As a result, the property was written down to the Registrant's best estimate of the property's fair value, and a $6,700,000 provision for investment property writedown was recognized in 1994.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years. As a result of these factors, it has become necessary for the Registrant to retain ownership of many of its properties for longer than the holding period of the assets originally described in the Prospectus. The General Partner examines the operations of each property and each local market in conjunction with the Registrant's long-term dissolution strategy when determining the optimal time to sell each of the Registrant's properties.

The Registrant, by virtue of its ownership of real estate is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1994, the Registrant owns the five properties described below:

Location                      Description of Property
--------                      -----------------------

Fairfield, New Jersey         American Way Mall: a neighborhood shopping center
                              containing approximately 140,210 square feet located on approximately 13 acres.

San Diego, California         El Dorado Hills Apartments: a 448-unit apartment
                              complex located on approximately 21 acres.

Charlotte, North Carolina     Providence Square Apartments: a 473-unit
                              apartment complex located on approximately 69 acres.

Norcross, Georgia             Storage USA of Norcross Mini-Warehouse: a
                              self-storage facility containing 586 units on approximately 4 acres.

Richmond, Virginia            Willow Lawn Security Storage: a self-storage
                              facility containing 660 units on approximately 7 acres.

All of the above properties are held subject to various mortgages and other forms of financing.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1994.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding previous distributions see Financial Statements, Statements of Partners' Capital, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 3,845.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994         1993        1992        1991       1990
                    -----------  ----------  ----------  ----------  ----------

Total income       $10,366,096 $10,016,645 $ 9,112,704 $ 9,246,058 $ 9,651,697
Provision for
  investment
  property
  writedowns         6,700,000        None   3,400,000        None        None
Loss before
  extraordinary
  item              (7,389,060) (1,075,433) (5,549,632) (1,226,383)   (990,937)
Net loss            (7,389,060) (1,075,433) (4,989,632) (1,226,383)   (990,937)
Net loss per
  Limited Partner-
  ship Interest        (128.17)     (18.65)     (86.55)     (21.27)     (17.19)
Total assets        50,448,385  57,538,005  59,087,119  62,746,757  65,295,326
Mortgage notes
  payable           29,854,081  29,560,964  29,657,223  28,088,990  28,265,649
Distributions per
  Limited Partner-
  ship Interest           None        None        None       17.50       30.00

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------


Summary of Operations
---------------------

During 1994, Balcor Current Income Fund-85 (the "Partnership") determined that the asset value of the American Way Mall had been impaired. Accordingly, the Partnership recognized a provision for investment property writedown in 1994 which resulted in an increase in the net loss generated by the Partnership during 1994 as compared to 1993. During 1992, the Partnership recognized a provision for investment property writedown and a gain from early extinguishment of mortgage debt. In addition, property operations improved in 1993. These were the primary reasons for the higher net loss generated by the Partnership during 1992 as compared to 1993. Further discussion of the Partnership's operations are summarized below.

Operations
----------

1994 Compared to 1993
---------------------

Due to increased occupancy levels and rental rates at Storage USA of Norcross and Willow Lawn self-storage facilities and most significantly, the Providence Square Apartments, rental and service income increased during 1994 as compared to 1993. This increase was partially offset by decreased occupancy and rental income during the second half of 1994 at the American Way Mall.

Increased cash available for investment and higher interest rates were the primary reasons for an increase in interest income on short-term investments during 1994 as compared to 1993.

Due to increased sewer and water expenses and insurance expenses at the El Dorado Hills Apartments and Providence Square Apartments, the Partnership recognized an increase in property operating expenses during 1994. This increase was partially offset by decreased advertising and payroll expenses at the American Way Mall.

Due to a reduction in the assessed value of American Way Mall and a refund of prior years' taxes received in 1994 due to a reduction in the assessed value of El Dorado Hills apartment complex, real estate tax expense decreased for the year ended 1994 as compared to 1993.

The Partnership incurred higher accounting, portfolio management and data processing fees which resulted in an increase in administrative expenses during 1994 as compared to 1993.

The northern New Jersey retail market where the American Way Mall is located remains very competitive. The Partnership has determined that the property needs to be reconfigured and retenanted with strong anchor tenants to compete in the local retail market. The Partnership is in the process of securing anchor tenants for the property. However, there are no assurances that this can be completed. As a result, the property was written down to the Partnership's best estimate of the property's fair value, and a $6,700,000 provision for investment property writedown was recognized in 1994.

1993 Compared to 1992
---------------------

Due to increased occupancy levels and rental rates at the Storage USA of Norcross and Willow Lawn self-storage facilities and most significantly, the Providence Square Apartments, rental and service income, and correspondingly, property management fees, increased during 1993 as compared to 1992.

During December 1992, the Partnership refinanced the loans collateralized by the El Dorado Hills and Providence Square apartment complexes, and also obtained financing on the Storage USA of Norcross and Willow Lawn self-storage facilities, which previously did not have underlying debt. Interest expense on mortgage notes payable increased during 1993 as compared to 1992 primarily due to the financing obtained for the two storage facilities. In addition, the Partnership paid refinancing costs which are amortized over the life of the loans and resulted in an increase in amortization of deferred expenses during 1993 as compared to the same period in 1992.

In connection with the refinancing of the Providence Square Apartments described above, the Partnership purchased the land underlying the property which had been subject to a ground lease. As a result, land rent expense ceased in December 1992.

During the first quarter of 1991, the Partnership began a major repair and renovation program at the Providence Square Apartments aimed at increasing occupancy levels and rental rates which is nearing completion. Expenditures for painting and cleaning, wall and floor coverings and new appliances in connection with the renovation of interior units decreased during 1993. As a result, maintenance and repair expenses decreased during 1993 as compared to 1992. The repair and renovation program is expected to be completed in mid-1995.

During 1992, the Partnership received refunds for prior years' taxes relating to the American Way Mall and El Dorado Hills Apartments, resulting in an increase in real estate taxes during 1993 as compared to 1992. In addition, during 1993, the Partnership received a refund for a portion of the 1992 taxes relating to the Providence Square Apartments, which partially offset the increase in real estate taxes. The Partnership was successful in obtaining reduced assessed values from taxing authorities for these properties in 1992.

In accordance with the October 1992 loan modification on the Providence Square Apartments, the Partnership received a discount upon the prepayment of the prior loan collateralized by this property. As a result, the Partnership recognized an extraordinary gain on the early extinguishment of debt in 1992.

In 1992, the Partnership determined that an impairment to the asset value of the American Way Mall, located in Fairfield, New Jersey, had occurred. As a result, the property's carrying value was written down by $3,400,000.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of December 31, 1994 when compared to December 31, 1993 primarily due to increased cash flow generated by the Partnership's properties which is being retained by the Partnership for working capital reserves. The Partnership's cash flow provided by operating activities in 1994 was generated primarily from the operations of the Partnership's properties, and was partially offset by the payment of administrative costs. The Partnership's cash flow provided by financing activities consisted of additional proceeds received from the lender of the Providence Square Apartments loan to fund repair and renovation costs in accordance with the terms of the December 1992 refinancing, and the payment of principal on its mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1994 and 1993, the American Way Mall, El Dorado Hills Apartments, and Storage USA of Norcross and Willow Lawn self-storage facilities all generated positive cash flow after applicable debt service payments. The American Way Mall does not have underlying debt. The Providence Square Apartments generated a marginal cash flow deficit after debt service during 1994 and 1993 due to expenditures incurred in connection with the ongoing repair and renovation program at the property.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance and seeking rent increases where market conditions allow. As of December 31, 1994, the occupancy rates of the Partnership's apartment complexes and storage facilities ranged from 86% to 98%. The American Way Mall had an occupancy rate of 63% at December 31, 1994. The Partnership is evaluating alternative strategies to sell or redevelop the property. Despite improvements during 1994 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. Consequently, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the Prospectus.

Four of the Partnership's properties are owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 3 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates, etc. related to these mortgage loans. The Partnership's third-party financing matures in December 1995 but may be extended, at the Partnership's option, for two successive one year periods. In addition, the Partnership is exploring other third-party financing options.

Pursuant to the terms of the 1992 refinancing agreement, the Partnership was entitled to receive additional proceeds of up to $1,342,777 to fund approved improvements and repairs at the properties. Cumulatively, through December 31, 1994, the Partnership has received the full amount of these proceeds from the lender for improvements and repairs made at the Providence Square Apartments. The Partnership began a major repair and renovation program in 1991 at this property. The program is substantially complete and as a result, rental rates and occupancy levels have increased.

The Partnership suspended quarterly distributions to Limited Partners during the third quarter of 1991 primarily due to the financing issue regarding the Providence Square Apartments. Pursuant to the terms of the 1992 financing and refinancing agreements on four of the Partnership's properties, distributions of Net Cash Receipts will not be made to the General Partner or Limited Partners until certain conditions in the loan agreements are met, including achievement of specified working capital levels by the Partnership and required ratios between total net income at all the collateral properties to total debt service. All of these conditions have now been met. The Partnership will continue to retain cash reserves as it works to resolve the situation at American Way Mall and the Partnership's financing issues. In addition, future distributions will also depend upon cash flow from Partnership properties and proceeds from future property sales as to both of which there can be no assurances.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to some of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1994          December 31, 1993
                      -----------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------     ---------

Total assets          $50,448,385  $49,967,840   $57,538,005  $50,905,656

Partners' capital
  accounts (deficit):
    General Partner      (233,632)     (58,013)     (159,741)     (45,639)
    Limited Partners   20,364,503   19,708,342    27,679,672   20,933,228

Net (loss) income:
  General Partner         (73,891)     (12,374)      (10,754)     123,008
  Limited Partners     (7,315,169)  (1,224,886)   (1,064,679)  (2,086,610)
  Per Limited Part-
    nership Interest      (128.17)      (21.46)       (18.65)      (36.56)

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Current Income Partners-85, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                              OFFICERS
     -----                              --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of (the general partner of) the general partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the general partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Current Income Partners-85 and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
          Interests            176 Interests     Less than 1%

Relatives and affiliates of the officers and partners of the General Partner own five Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 7 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
-------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Schedule in this Form 10-K.

(3) Exhibits:

(3) Amended and Restated Agreement and Certificate of Limited Partnership, previously filed as Exhibit 3 to Amendment No. 5 to the Registrant's Registration Statement on Form S-11 dated August 16, 1985 (Registration No. 2-95910), is hereby incorporated herein by reference.

(4) Form of Subscription Agreement previously filed as Exhibit 4.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-11 dated August 16, 1985 (Registration No. 2-95910) and Form of Confirmation regarding Interests in the Partnership previously filed as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-14352) are hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and
Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR CURRENT INCOME FUND-85
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By:  /s/Allan Wood
                              -----------------------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Current Income
                              Partners-85, the General Partner

Date: March 31, 1995
      --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
---------------------    -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Current Income
 /s/Thomas E. Meador     Partners-85, the General Partner   March 31, 1995
--------------------                                        --------------
  Thomas E. Meador

                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Current Income
    /s/Allan Wood        Partners-85, the General Partner   March 31, 1995
--------------------                                        --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital (Deficit), for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994

Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Current Income Fund-85
A Real Estate Limited Partnership:

We have audited the accompanying balance sheets of Balcor Current Income Fund-85 A Real Estate Limited Partnership, as of December 31, 1994 and 1993, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Current Income Fund-85 A Real Estate Limited Partnership, at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                           ERNST & YOUNG LLP


Chicago, Illinois
February 24, 1995

                          BALCOR CURRENT INCOME FUND-85
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                          December 31, 1994 and 1993



                                     ASSETS


                                                   1994          1993
                                               ------------- -------------
Cash and cash equivalents                     $   2,872,521 $   1,121,400
Accounts and accrued interest receivable            215,118       158,613
Deferred expenses, net of accumulated
  amortization of $368,754 in 1994 and
  $186,581 in 1993                                  177,764       359,937
                                              -------------- -------------
                                                  3,265,403     1,639,950
                                              -------------- -------------
Investment in real estate, at cost:
  Land                                           10,567,930    11,426,930
  Buildings and improvements                     58,506,072    64,347,072
                                              -------------- -------------
                                                 69,074,002    75,774,002
  Less accumulated depreciation                  21,891,020    19,875,947
                                              -------------- -------------
Investment in real estate, net of
  accumulated depreciation                       47,182,982    55,898,055
                                              -------------- -------------
                                              $  50,448,385 $  57,538,005
                                              ============== =============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $      87,997 $      99,208
Due to affiliates                                    72,322        53,285
Security deposits                                   303,114       304,617
Mortgage notes payable                           29,854,081    29,560,964
                                              -------------- -------------
    Total liabilities                            30,317,514    30,018,074

Partners' capital (57,074 Limited
  Partnership Interests issued and
  outstanding)                                   20,130,871    27,519,931
                                              -------------- -------------
                                              $  50,448,385 $  57,538,005
                                              ============== =============


  The accompanying notes are an integral part of the financial statements.

                          BALCOR CURRENT INCOME FUND-85
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                     STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
               for the years ended December 31, 1994, 1993 and 1992



                                           Partners' Capital Accounts
                                ------------------------------------------
                                                  General       Limited
                                     Total        Partner      Partners
                                -------------- ------------- -------------

Balance at December 31, 1991    $  33,584,996 $     (99,091)$  33,684,087

Net loss for the year
  ended December 31, 1992          (4,989,632)      (49,896)   (4,939,736)
                                -------------- ------------- -------------
Balance at December 31, 1992       28,595,364      (148,987)   28,744,351

Net loss for the year
  ended December 31, 1993          (1,075,433)      (10,754)   (1,064,679)
                                -------------- ------------- -------------
Balance at December 31, 1993       27,519,931      (159,741)   27,679,672

Net loss for the year
  ended December 31, 1994          (7,389,060)      (73,891)   (7,315,169)
                                -------------- ------------- -------------
Balance at December 31, 1994    $  20,130,871 $    (233,632)$  20,364,503
                                ============== ============= =============



  The accompanying notes are an integral part of the financial statements.

                          BALCOR CURRENT INCOME FUND-85
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
               for the years ended December 31, 1994, 1993 and 1992


                                     1994          1993          1992
                                -------------- ------------- -------------
Income:
  Rental and service            $  10,261,850 $   9,987,338 $   9,080,190
  Interest on short-term
    investments                       104,246        29,307        31,884
                                -------------- ------------- -------------
    Total income                   10,366,096    10,016,645     9,112,074
                                -------------- ------------- -------------
Expenses:
  Interest on mortgage
    notes payable                   3,018,612     2,996,257     2,574,734
  Depreciation                      2,015,073     2,015,073     2,137,776
  Amortization of deferred
    expenses                          182,173       182,173        65,599
  Property operating                2,720,994     2,704,675     2,730,923
  Maintenance and repair            1,510,195     1,478,566     1,920,864
  Real estate taxes                   690,010       903,703       823,757
  Property management fees            533,154       516,000       465,570
  Land rent                                                       226,231
  Administrative                      384,945       295,631       316,252
  Provision for investment
    property writedown              6,700,000                   3,400,000
                                -------------- ------------- -------------
    Total expenses                 17,755,156    11,092,078    14,661,706
                                -------------- ------------- -------------
Loss before extraordinary item     (7,389,060)   (1,075,433)   (5,549,632)

Extraordinary item:
  Gain on early extinguishment
  of debt                                                         560,000
                                -------------- ------------- -------------
Net loss                        $  (7,389,060)$  (1,075,433)$  (4,989,632)
                                ============== ============= =============
Loss before extraordinary item
  allocated to General Partner  $     (73,891)$     (10,754)$     (55,496)
                                ============== ============= =============
Loss before extraordinary item
  allocated to Limited
  Partners                      $  (7,315,169)$  (1,064,679)$  (5,494,136)
                                ============== ============= =============
Loss before extraordinary item
  per Limited Partnership
  Interest (57,074 issued
  and outstanding)              $     (128.17)$      (18.65)$      (96.26)
                                ============== ============= =============
Extraordinary item allocated
  to General Partner                     NONE          NONE $       5,600
                                ============== ============= =============
Extraordinary item allocated
  to Limited Partners                    NONE          NONE $     554,400
                                ============== ============= =============
Extraordinary item per Limited
  Partnership Interest (57,074
  issued and outstanding)                NONE          NONE $        9.71
                                ============== ============= =============

Net loss allocated to General
  Partner                       $     (73,891)$     (10,754)$     (49,896)
                                ============== ============= =============
Net loss allocated to Limited
  Partners                      $  (7,315,169)$  (1,064,679)$  (4,939,736)
                                ============== ============= =============
Net loss per Limited
  Partnership Interest (57,074
  issued and outstanding)       $     (128.17)$      (18.65)$      (86.55)
                                ============== ============= =============



  The accompanying notes are an integral part of the financial statements.

                          BALCOR CURRENT INCOME FUND-85
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                for the years ended December 31, 1994, 1993 and 1992

                                     1994          1993          1992
                                -------------- ------------- -------------
Operating activities:
  Net loss                      $  (7,389,060)$  (1,075,433)$  (4,989,632)
  Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
      Depreciation of properties    2,015,073     2,015,073     2,137,776
      Amortization of deferred
        expenses                      182,173       182,173        65,599
      Provision for investment
        property writedown          6,700,000                   3,400,000
      Extraordinary gain on early
        extinguishment of debt                                   (560,000)
      Net change in:
        Escrow deposits                             262,590       300,135
        Accounts and accrued
          interest receivable         (56,505)       82,224      (103,891)
        Prepaid expenses                                            7,500
        Accounts payable              (11,211)     (318,816)      338,440
        Due to affiliates              19,037         9,098       (23,122)
        Accrued liabilities                         (91,991)     (560,091)
        Security deposits              (1,503)       24,287         6,534
                                -------------- ------------- -------------
  Net cash provided by
    operating activities            1,458,004     1,089,205        19,248
                                -------------- ------------- -------------
Investing activities:
  Purchase of land                                             (2,000,000)
  Additions to property                                           (40,580)
                                                             -------------
  Net cash used in investing
    activities                                                 (2,040,580)
                                                             -------------
Financing activities:
  Principal payments on
    mortgage notes payable           (600,028)     (545,891)   (1,178,226)
  Proceeds from issuance of
    mortgage notes payable            893,145       449,632    29,657,223
  Repayment of purchase money
    and promissory notes payable                              (26,350,764)
  Payment of deferred expenses                                   (546,518)
  Proceeds from loan payable -
    affiliate                                                   1,439,027
  Repayment of loan payable -
    affiliate                                                  (1,439,027)
                                -------------- ------------- -------------
  Net cash provided by or used
    in financing activities           293,117       (96,259)    1,581,715
                                -------------- ------------- -------------
Net change in cash and cash
  equivalents                       1,751,121       992,946      (439,617)
Cash and cash equivalents at
  beginning of year                 1,121,400       128,454       568,071
                                -------------- ------------- -------------
Cash and cash equivalents at
  end of year                   $   2,872,521 $   1,121,400 $     128,454
                                ============== ============= =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:
                                                  Years
                                                  -----

               Buildings and improvements        27 to 30
               Furniture and fixtures               5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the value of its properties. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

(b) Deferred expenses consist of financing fees which are amortized over the terms of the respective agreements.

(c) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(d) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

2. Partnership Agreement:

The Partnership was organized in February 1985. The Partnership Agreement provides for Balcor Current Income Partners-85 to be the General Partner and for the admission of Limited Partners through the sale of up to 125,000 Limited Partnership Interests at $1,000 per Interest, 57,074 of which were sold on or prior to August 19, 1986, the termination date of the offering.

The Partnership Agreement provides that profits and losses will be allocated 1% to the General Partner and 99% to the Limited Partners.

To the extent that Net Cash Receipts are available, distributions will be made 90% to the Limited Partners and 10% to the General Partner, 9% as its Partnership management fee and 1% as its distributive share. The General Partner's share of distributed Net Cash Receipts is subordinated to receipt by the Limited Partners of a Cumulative Distribution of 6% through March 1988, 6.5% thereafter through March 1989 and 7% thereafter through March 1990. No subordination of the General Partner's share of distributed Net Cash Receipts is required after March 1990. Since Cumulative Distribution levels to the Limited Partners specified in the Partnership Agreement were not attained, the General Partner was required to subordinate its receipt of its share of Net Cash Receipts of approximately $650,000 through March 1990. This amount has been deferred and will be paid only from Net Cash Proceeds as described below.

When and as the Partnership sells or refinances its properties, the Net Cash Proceeds resulting therefrom which are available for distribution will be distributed only to holders of Interests until such time as holders of Interests have received an amount equal to their Original Capital plus a 7% per annum non-compounded Cumulative Distribution. Thereafter, if any portion of the

General Partner's share of Net Cash Receipts has been deferred as a result of the subordination to the Cumulative Distribution, available Net Cash Proceeds shall be distributed to the General Partner to the extent of the deferred amount. Any remaining Net Cash Proceeds available for distribution will be distributed 85% to the Limited Partners and 15% to the General Partner.

3. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1994 and 1993 consisted of the following:

                    Carrying    Carrying   Current Final
Property           Amount of    Amount of  Inter- Matur-   Current   Estimated
Pledged as          Notes at    Notes at     est    ity    Monthly    Balloon
Collateral          12/31/94    12/31/93    Rate   Date    Payment    Payment
--------------   --------------------------------  ----------------------------

Western Loan      $16,275,267  $16,502,401 10.02%   1995  $169,133 $15,916,000
  El Dorado Hills
  Apartments

Eastern Loan       13,578,814   12,958,653 10.02%   1995   141,905  13,279,000
  Providence
    Square Apart-
    ments
  Storage USA of
    Norcross Mini-
    Warehouse
  Willow Lawn
    Security
    Storage
                  -----------  -----------

  Total           $29,854,081  $29,560,964
                  ===========  ===========

As additional collateral, any proceeds from the sale or refinancing of the American Way Mall are to be held in a segregated account in the name of the lender until certain conditions are met.

During 1994, 1993 and 1992, the Partnership incurred interest expense on mortgage notes payable of $3,018,612, $2,993,397 and $2,006,218, and paid interest expense of $3,018,612, $3,085,388 and $2,140,164, respectively.

Future maturities of the above mortgage notes payable total approximately $29,854,000 in 1995. However, the Partnership has the option to extend this third-party financing for two successive one year periods.

4. Management Agreements:

The El Dorado Hills and Providence Square apartment complexes are managed by a third-party management company. These management agreements provide for annual fees of 5% of gross operating revenues.

American Way Mall is also managed by a third-party management company for fees that range from 3% to 6% of adjusted gross operating revenues.

Willow Lawn Security Storage is under a management agreement with a third-party management company for annual fees equal to the greater of 5% of gross operating revenues or $12,000.

The Storage USA of Norcross Mini-Warehouse is under a management agreement with a third-party management company for annual fees of 6% of gross operating revenues.

5. Provision for Investment Property Writedown:

The northern New Jersey retail market where the American Way Mall is located remains very competitive. The Partnership has determined that the property needs to be reconfigured and retenanted with strong anchor tenants to compete in the local retail market. The Partnership is in the process of securing anchor tenants for the property. However, there are no assurances that this can be completed. As a result, the property was written down to the Partnership's best estimate of the property's fair value, and a $6,700,000 provision for investment property writedown was recognized in 1994. The Partnership also recognized a provision for investment property writedown for this property of $3,400,000 in 1992.

6. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1994 in the financial statements is $6,151,800 more than the tax loss of the Partnership for the same period.

7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94          12/31/93        12/31/92
                          --------------- ---------------- ----------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                         -------- ------- -------- ------- -------- -------
Property management fees $535,138    None $457,378 $39,711 $420,258 $34,989
Interest Expense             None    None     None    None    8,516    None

Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             71,533  28,892   52,611   4,353   43,205   2,964
    Data processing        30,877   8,303   16,603   2,966   18,169   1,494
    Investment processing   7,275   2,939    8,293     686    1,831     126
    Investor communication 12,205   4,929    9,955     824   12,601     864
    Legal                   8,179   3,303    7,974     660    9,007     618
    Portfolio management   59,347  23,956   51,559   4,085   45,664   3,132

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed three of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $86,566, $57,213 and $52,698 for 1994, 1993 and 1992, respectively.

8. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of shopping center space under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) based on operating leases held at December 31, 1994 are approximately as follows:

                         1995      $   575,000
                         1996          473,000
                         1997          381,000
                         1998          325,000
                         1999          184,000
                         Thereafter    139,000

Minimum future rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales in excess of stipulated minimums. Percentage rentals were not significant during 1994, 1993 or 1992.

The Partnership is subject to the usual business risks regarding the collection of the above-mentioned rentals.

                                      BALCOR CURRENT INCOME FUND-85
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                         Col. D
---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings              Carrying      Reduction
                               Encum-               and Im-    Improve-     Costs       of Basis
     Description               brances    Land    provements     ments       (a)           (b)
---------------------          -------  -------- ------------  ---------  ---------     ---------
El Dorado Hills Apts.,
  448 units in San
  Diego, CA                      (e) $ 6,600,000 $26,408,585  $   40,580$    34,792

Providence Square
  Apts., 473 units in
  Charlotte, NC                  (e)   2,000,000  20,026,060                 47,979

Willow Lawn Security
  Storage, a 660 unit
  self-storage facility
  in Richmond, VA                (e)     515,000   2,465,015                 32,133

Storage USA of Norcross,
  a 586 unit self-
  storage facility in
  Norcross, GA                   (e)     430,000   2,571,410                 10,401  $  (187,984)

American Way Mall
  a 140,210 sq.
  ft. shopping center
  in Fairfield, NJ               (e)   2,200,000  14,000,000   1,016,424    963,607  (10,100,000)
                                     ----------- -----------  ---------- ----------  -----------
Total                                $11,745,000 $65,471,070  $1,057,004 $1,088,912 $(10,287,984)
                                     =========== ===========  ========== ==========  ===========

                                      BALCOR CURRENT INCOME FUND-85
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
                                               (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                           -------------------------------                                  ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (c)(d)      tion(d)   struction  uired   is Computed
-------------------       --------  ----------   ----------   ---------  ---------  ----- --------------
El Dorado Hills Apts.,
  448 units in San
  Diego, CA            $ 6,606,958 $26,476,999 $33,083,957  $ 9,322,105      (f)    9/85        (g)

Providence Square
  Apts., 473 units in
  Charlotte, NC          2,000,000  20,074,039  22,074,039    7,121,984      (h)    11/85       (g)

Willow Lawn Security
  Storage, a 660 unit
  self-storage facility
  in Richmond, VA          520,463   2,491,685   3,012,148      698,978     1983    11/86       (g)

Storage USA of Norcross,
  a 586 unit self-
  storage facility in
  Norcross, GA             404,549   2,419,278   2,823,827      667,727      (i)    12/86       (g)

American Way Outlet
  Mall, a 140,210 sq.
  ft. shopping center
  in Fairfield, NJ       1,035,960   7,044,071   8,080,031    4,080,226     1982    12/86       (g)
                       ----------- ----------- -----------  -----------
Total                  $10,567,930 $58,506,072 $69,074,002  $21,891,020
                       =========== =========== ===========  ===========

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs and other related professional fees.

(b) The carrying basis of the American Way Mall was reduced during 1994 and 1992 due to a permanent impairment in the value of the property. In addition, guaranteed income earned on properties under the terms of certain management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income relates.

(c) The aggregate cost of land for Federal income tax purposes is $11,889,767 and the aggregate cost of buildings and improvements for Federal income tax purposes is $66,353,143. The total of the above-mentioned is $78,242,910.

(d)                      Reconciliation of Real Estate
                         -----------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------

Balance at beginning of year        $75,774,002  $75,774,002  $77,133,422

Additions during the year:
  Acquisitions                                                  2,000,000
  Improvements                                                     40,580
Deduction during the year:
  Investment property writedown      (6,700,000)               (3,400,000)
                                    -----------  -----------  -----------
Balance at end of year              $69,074,002  $75,774,002  $75,774,002
                                    ===========  ===========  ===========

                   Reconciliation of Accumulated Depreciation
                   ------------------------------------------
                                       1994         1993         1992
                                    ----------   ----------   ----------

Balance at beginning of year        $19,875,947  $17,860,874  $15,723,098

Depreciation expense for the year     2,015,073    2,015,073    2,137,776
                                    -----------  -----------  -----------

Balance at end of year              $21,891,020  $19,875,947  $17,860,874
                                    ===========  ===========  ===========

(e) See description of Mortgage Notes Payable in Note 3 of Notes to Financial Statements.

(f) This apartment complex was completed in two phases in August 1983 and May 1984.

(g) Depreciation expense is computed based upon the following estimated useful lives:

                                                   Years
                                                   -----

               Buildings and improvements        27 to 30
               Furniture and fixtures               5

(h) This apartment complex was completed in three phases from 1971 to 1972.

(i) Phase I was completed in November 1983 and Phase II was completed in April 1987.