Form 10-Q
period 1995-03-31
BALCOR CURRENT INCOME FUND 85
filed 1995-05-08
CIK 763697

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-14352
                       -------


                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Illinois                                      36-3344227
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- ----------------------------------------            -------------------
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

                                BALANCE SHEETS
                   March 31, 1995 and December 31, 1994
                                 (UNAUDITED)


                                    ASSETS

                                                  1995           1994
                                             -------------- --------------
Cash and cash equivalents                    $   3,058,568  $   2,872,521
Accounts and accrued interest receivable           554,064        215,118
Deferred expenses, net of accumulated
  amortization of $413,336 in 1995 and
  $368,754 in 1994                                 133,182        177,764
                                             -------------- --------------
                                                 3,745,814      3,265,403
                                             -------------- --------------
Investment in real estate, at cost:
  Land                                          10,567,930     10,567,930
  Buildings and improvements                    58,506,072     58,506,072
                                             -------------- --------------
                                                69,074,002     69,074,002
  Less accumulated depreciation                 22,328,414     21,891,020
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                      46,745,588     47,182,982
                                             -------------- --------------
                                             $  50,491,402  $  50,448,385
                                             ============== ==============



                        LIABILITIES AND PARTNERS' CAPITAL



Accounts payable                             $      80,601  $      87,997
Due to affiliates                                  108,085         72,322
Accrued real estate taxes                          139,627
Security deposits                                  296,973        303,114
Mortgage notes payable                          29,694,980     29,854,081
                                             -------------- --------------
    Total liabilities                           30,320,266     30,317,514

Partners' capital (57,074 Limited
  Partnership Interests issued
  and outstanding)                              20,171,136     20,130,871
                                             -------------- --------------
                                             $  50,491,402  $  50,448,385
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR CURRENT INCOME FUND-85
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended March 31, 1995 and 1994
                                 (UNAUDITED)



                                                  1995           1994
                                             -------------- --------------
Income:
  Rental                                     $   2,291,058  $   2,270,605
  Service                                          167,961        267,005
  Interest on short-term investments                54,336         11,359
                                             -------------- --------------
      Total income                               2,513,355      2,548,969
                                             -------------- --------------

Expenses:
  Interest on mortgage notes payable               746,522        739,299
  Depreciation                                     437,394        503,768
  Amortization of deferred expenses                 44,582         45,543
  Property operating                               839,234      1,056,950
  Real estate taxes                                195,291        239,794
  Property management fees                         125,875        133,750
  Administrative                                    84,192        108,896
                                             -------------- --------------
      Total expenses                             2,473,090      2,828,000
                                             -------------- --------------
Net income (loss)                            $      40,265  $    (279,031)
                                             ============== ==============
Net income (loss) allocated to
  General Partner                            $         403  $      (2,790)
                                             ============== ==============
Net income (loss) allocated to
  Limited Partners                           $      39,862  $    (276,241)
                                             ============== ==============
Net income (loss) per Limited Partnership
  Interest (57,074 issued and outstanding)   $        0.70  $       (4.84)
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR CURRENT INCOME FUND-85
                    A REAL ESTATE LIMITED PARTNERSHIP
                    (An Illinois Limited Partnership)

                       STATEMENTS OF CASH FLOWS
            for the quarters ended March 31, 1995 and 1994
                             (UNAUDITED)


                                                  1995           1994
                                             -------------- --------------
Operating activities:

  Net income (loss)                          $      40,265  $    (279,031)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation of properties                   437,394        503,768
      Amortization of deferred expenses             44,582         45,543
      Net change in:
        Accounts and accrued interest
          receivable                              (338,946)        19,837
        Accounts payable                            (7,396)       (31,748)
        Due to affiliates                           35,763         61,750
        Accrued real estate taxes                  139,627        412,648
        Security deposits                           (6,141)        (3,641)
                                             -------------- --------------
  Net cash provided by operating activities        345,148        729,126
                                             -------------- --------------
Financing activities:

  Principal payments on mortgage notes
    payable                                       (159,101)       (96,110)
                                             -------------- --------------
  Net cash used in financing activities           (159,101)       (96,110)
                                             -------------- --------------

Net change in cash and cash equivalents            186,047        633,016
Cash and cash equivalents at beginning
  of period                                      2,872,521      1,121,400
                                             -------------- --------------
Cash and cash equivalents at end of period   $   3,058,568  $   1,754,416
                                             ============== ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarter ended March 31, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $746,522 and $739,299 and paid interest expense of $746,522 and $485,067, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:

                                           Paid   Payable
                                         ------- ---------
    Reimbursement of expenses to
      the General Partner, at cost:        None   $108,085

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Summary of Operations
- ---------------------

As a result of improved operations at two of the Partnership's properties, the Partnership recognized net income for the quarter ended March 31, 1995 as compared to a net loss for the same period in 1994. Further discussion of the Partnership's operations are summarized below.

1995 Compared to 1994
- ---------------------

Rental and service income decreased during the quarter ended March 31, 1995 as compared to the same period in 1994 as a result of a decrease in occupancy at American Way Mall. This decrease was partially offset by increases in rental income at El Dorado Hills and Providence Square Apartments due to increased average rental rates and/or occupancy.

Increased cash available for short-term investment and higher average interest rates were the primary reasons for an increase in interest income on short-term investments during the quarter ended March 31, 1995 as compared to the same period in 1994.

During the latter part of 1994, the Partnership determined that the value of the American Way Mall had been impaired. Accordingly, the Partnership recognized a provision for investment property writedown in 1994 which resulted in a decrease in depreciation expense for the quarter ended March 31, 1995 as compared to the same period in 1994.

Due to decreases in snow removal, utility and payroll expense at American Way Mall, decreases in plumbing and roof repairs at El Dorado Hills Apartments, and the completion of the repair and renovation program at Providence Square Apartments, property operating expense decreased for the quarter ended March 31, 1995 as compared to the same period in 1994.

Due to reductions by the taxing authorities in the assessed values of the American Way Mall and the El Dorado Hills apartment complex, real estate tax expense decreased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Administrative expense decreased during the quarter ended March 31, 1995 as compared to the same period in 1994 as a result of a decrease in accounting and printing fees.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased as of March 31, 1995 when compared to December 31, 1994 primarily due to increased cash flow generated by the Partnership's properties, which is being retained by the Partnership for working capital reserves. The Partnership's cash flow provided by operating activities in 1995 was generated primarily from the operations of the Partnership's properties and interest earned on short-term investments, and was partially offset by the payment of administrative costs. The cash flow provided by operating activities was partially used to fund financing activities which consisted of the payment of principal on the Partnership's mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments, unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the quarters ended March 31, 1995 and 1994, the American Way Mall, Providence Square Apartments and the Storage USA of Norcross and Willow Lawn self-storage facilities all generated positive cash flow after applicable debt service payments. The American Way Mall does not have underlying debt. The El Dorado Hills Apartments generated positive cash flow during the quarter ended March 31, 1995 as compared to a marginal cash flow deficit after debt service for the same period in 1994 due to increased rental income and decreased insurance and roof repair expenses.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance and seeking rent increases where market conditions allow. As of March 31, 1995, the occupancy rates of the Partnership's apartment complexes and storage facilities ranged from 88% to 98%. The American Way Mall had an occupancy rate of 55% at March 31, 1995. The Partnership is evaluating alternative strategies to sell or redevelop this property. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. Consequently, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the Prospectus.

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

The Partnership suspended quarterly distributions to Limited Partners in 1991 primarily due to the financing issue regarding the Providence Square Apartments. Pursuant to the terms of the 1992 financing and refinancing agreements on four of the Partnership's properties, distributions of Net Cash Receipts will not be made to the General Partner or Limited Partners until certain conditions in the loan agreements are met, including achievement of specified working capital levels by the Partnership and required ratios between total net income at all the collateral properties to total debt service. All of these conditions have now been met. However, the Partnership will continue to retain cash reserves as it works to resolve the situation at American Way Mall and the Partnership's financing issues. In addition, future distributions will also depend upon cash flow from Partnership properties and proceeds from future property sales, as to both of which, there can be no assurances.

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

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

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



                              By: /s/Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Current Income
                                  Partners-85, the General Partner


Date: May 8, 1995
      -----------------------------