Form 10-Q
period 1995-06-30
BALCOR CURRENT INCOME FUND 85
filed 1995-08-09
CIK 763697

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-14352
                       -------

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
           -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                      36-3344227
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------

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

                                BALANCE SHEETS
                      June 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                   1995           1994
                                              -------------  --------------
Cash and cash equivalents                     $  2,965,090   $  2,872,521
Accounts and accrued interest receivable           545,143        215,118
Prepaid expenses                                   145,598
Deferred expenses, net of accumulated
  amortization of $457,919 in 1995 and
  $368,754 in 1994                                  88,599        177,764
                                              -------------  --------------
                                                 3,744,430      3,265,403
                                              -------------  --------------
Investment in real estate, at cost:
  Land                                          10,567,930     10,567,930
  Buildings and improvements                    58,506,072     58,506,072
                                             -------------  --------------
                                                69,074,002     69,074,002
  Less accumulated depreciation                 22,765,807     21,891,020
                                              -------------  --------------
Investment in real estate, net of
  accumulated depreciation                      46,308,195     47,182,982
                                              -------------  --------------
                                              $ 50,052,625   $ 50,448,385
                                              =============  ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     62,600   $     87,997
Due to affiliates                                    9,217         72,322
Accrued real estate taxes                          113,728
Security deposits                                  295,602        303,114
Mortgage notes payable                          29,532,069     29,854,081
                                              -------------  --------------
      Total liabilities                         30,013,216     30,317,514

Partners' capital (57,074 Limited
  Partnership Interests issued and
  outstanding)                                  20,039,409     20,130,871
                                              -------------  --------------
                                              $ 50,052,625   $ 50,448,385
                                              =============  ==============



   The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                   1995             1994
                                              --------------   -------------
Income:
  Rental and service                          $   4,934,898    $   5,074,458
  Interest on short-term investments                 95,370           30,580
                                              --------------   --------------
  Total income                                    5,030,268        5,105,038
                                              --------------   --------------

Expenses:
  Interest on mortgage notes payable              1,497,277        1,493,145
  Depreciation                                      874,787        1,007,538
  Amortization of deferred expenses                  89,165           91,088
  Property operating                              1,829,304        2,134,414
  Real estate taxes                                 390,709          479,587
  Property management fees                          249,462          269,639
  Administrative                                    191,026          214,970
                                              --------------   --------------
  Total expenses                                  5,121,730        5,690,381
                                              --------------   -------------
Net loss                                      $     (91,462)   $    (585,343)
                                              ==============   ==============
Net loss allocated to General Partner         $        (915)   $      (5,853)
                                              ==============   ==============
Net loss allocated to Limited Partners        $     (90,547)   $    (579,490)
                                              ==============   ==============
Net loss per Limited Partnership Interest
  (57,074 issued and outstanding)             $       (1.59)   $      (10.15)
                                              ==============   ==============






    The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1995 and 1994
                                  (Unaudited)

                                                   1995             1994
                                              --------------   -------------
Income:
  Rental and service                          $   2,475,879    $   2,536,848
  Interest on short-term investments                 41,034           19,221
                                              --------------   --------------
    Total income                                  2,516,913        2,556,069
                                              --------------   --------------

Expenses:
  Interest on mortgage notes payable                750,755          753,846
  Depreciation                                      437,393          503,770
  Amortization of deferred expenses                  44,583           45,545
  Property operating                                990,070        1,077,464
  Real estate taxes                                 195,418          239,793
  Property management fees                          123,587          135,889
  Administrative                                    106,834          106,074
                                              --------------   --------------
    Total expenses                                2,648,640        2,862,381
                                              --------------   -------------
Net loss                                      $    (131,727)   $    (306,312)
                                              ==============   ==============
Net loss allocated to General Partner         $      (1,317)   $      (3,063)
                                              ==============   ==============
Net loss allocated to Limited Partners        $    (130,410)   $    (303,249)
                                              ==============   ==============
Net loss per Limited Partnership Interest
  (57,074 issued and outstanding)             $       (2.29)   $       (5.31)
                                              ==============   ==============







  The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                   1995             1994
                                              --------------    -------------
Operating activities:
  Net loss                                    $     (91,462)   $    (585,343)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation of properties                    874,787        1,007,538
      Amortization of deferred expenses              89,165           91,088
      Net change in:
        Accounts receivable                        (330,025)          (3,064)
        Prepaid expenses                           (145,598)
        Accounts payable                            (25,397)         (31,751)
        Due to affiliates                           (63,105)          93,831
        Accrued liabilities                         113,728          369,971
        Security deposits                            (7,512)           1,839
                                              --------------   --------------
  Net cash provided by operating activities         414,581          944,109
                                              --------------   --------------

Financing activities:
  Principal payments on mortgage notes
    payable                                        (322,012)        (243,147)
  Proceeds from issuance of mortgage
    notes payable                                                    576,143
                                              --------------   --------------
  Net cash used in or provided by financing
     activities                                    (322,012)         332,996
                                              --------------   --------------

Net change in cash and cash equivalents              92,569        1,277,105
Cash and cash equivalents at beginning
  of period                                       2,872,521        1,121,400
                                              --------------   --------------

Cash and cash equivalents at end of period    $   2,965,090    $   2,398,505
                                              ==============   ==============


  The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $1,497,277 and $1,493,145 and paid interest expense of $1,497,277 and $1,243,531, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:


                                            Paid
                                    ----------------------
                                     Six Months   Quarter     Payable
                                    -----------   --------    --------
   Reimbursement of expenses to
     the General Partner, at cost   $   152,348  $152,348    $  9,217

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

Summary of Operations
---------------------

As a result of improved operations at two of the Partnership's properties and decreased depreciation expense at American Way Mall due to an investment property writedown during 1994, the Partnership recognized a smaller net loss for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations are summarized below.

1995 Compared to 1994
---------------------

Rental and service income decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994 as a result of a decrease in occupancy at American Way Mall. The decrease in rental and service income was partially offset by increases in rental income at El Dorado Hills and Providence Square Apartments due to increased average rental rates and/or occupancy.

Increased cash available for short-term investment and higher average interest rates were the primary reasons for an increase in interest income on short-term investments during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

During the latter part of 1994, the Partnership determined that the value of the American Way Mall had been impaired. Accordingly, the Partnership recognized a provision for investment property writedown in 1994 which resulted in a decrease in depreciation expense for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Due to decreases in plumbing repairs and carpeting expenditures at El Dorado Hills Apartments, and the completion of the repair and renovation program at Providence Square Apartments, property operating expense decreased for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. The decrease in expense for the quarter ended June 30, 1995 was partially offset by an increase in collection fees related to delinquent rent at American Way Mall.

Due to reductions by the taxing authorities in the assessed values of the American Way Mall and the El Dorado Hills apartment complex, real estate tax expense decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Administrative expense decreased during the six months ended June 30, 1995 as compared to the same period in 1994 as a result of a decrease in investor and data processing costs and printing fees.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of June 30, 1995 when compared to December 31, 1994 primarily due to increased cash flow generated by the Partnership's properties, which is being retained by the Partnership for working capital reserves. The Partnership's cash flow provided by operating activities in 1995 was generated primarily from the operations of the Partnership's properties and interest earned on short-term investments, and was partially offset by the payment of administrative costs. The cash flow provided by operating activities was partially used to fund financing activities which consisted of the payment of principal on the Partnership's mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments, unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the six months ended June 30, 1995 and 1994, the American Way Mall, Storage USA of Norcross and Willow Lawn self-storage facilities all generated positive cash flow after applicable debt service payments. The American Way Mall does not have underlying debt. The El Dorado Hills and Providence Square Apartments generated positive cash flow during the six months ended June 30, 1995 as compared to marginal cash flow deficits after debt service for the same period in 1994 due to an increase in rental income and a decrease in plumbing repairs and carpeting expenditures at the El Dorado Hills Apartments, and an increase in rental income and a decrease in expenditures incurred in connection with the repair and renovation program at the Providence Square Apartments.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance and seeking rent increases where market conditions allow. As of June 30, 1995, the occupancy rates of the Partnership's apartment complexes and storage facilities ranged from 92% to 98%. The American Way Mall had an occupancy rate of 54% at June 30, 1995. The Partnership is evaluating alternative strategies to sell or redevelop this property. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. Consequently, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the Prospectus.

Four of the Partnership's properties are owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership's third-party financing matures in December 1995 and the Partnership is exploring other third-party financing options. In addition, the Partnership, at its option may extend the current financing for two successive one year periods.

Pursuant to the terms of the 1992 financing and refinancing agreements on four of the Partnership's properties, distributions of Net Cash Receipts could not be made to the General Partner or Limited Partners until certain conditions in the loan agreements were met, including achievement of specified working capital levels by the Partnership and required ratios between total net income at all the collateral properties to total debt service. All of these conditions have now been met. However, the Partnership will continue to retain cash reserves as it works to resolve the situation at American Way Mall and the Partnership's financing issues. In addition, future distributions will also depend upon cash flow from Partnership properties and proceeds from future property sales, as to both of which, there can be no assurances.

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

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Current Income
                                  Partners-85, the General Partner



Date: August 8, 1995
      -----------------------------