Form 10-Q
period 1995-09-30
BALCOR CURRENT INCOME FUND 85
filed 1995-11-13
CIK 763697

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                 1995             1994
                                           --------------   --------------
Cash and cash equivalents                  $   5,798,994    $   2,872,521
Escrow deposits                                1,066,953
Accounts and accrued interest receivable         278,838          215,118
Prepaid expenses                                 142,797
Deferred expenses, net of accumulated
  amortization of $368,754 in 1994               654,726          177,764
                                           --------------   --------------
                                               7,942,308        3,265,403
                                           --------------   --------------
Investment in real estate, at cost:
  Land                                        10,567,930       10,567,930
  Buildings and improvements                  58,506,072       58,506,072
                                           --------------   --------------
                                              69,074,002       69,074,002
  Less accumulated depreciation               23,203,200       21,891,020
                                           --------------   --------------
Investment in real estate, net of
  accumulated depreciation                    45,870,802       47,182,982
                                           --------------   --------------
                                           $  53,813,110    $  50,448,385
                                           ==============   ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      71,031    $      87,997
Due to affiliates                                 29,049           72,322
Accrued real estate taxes                        242,682
Security deposits                                304,005          303,114
Mortgage notes payable                        33,900,000       29,854,081
                                           --------------   --------------
    Total liabilities                         34,546,767       30,317,514

Partners' capital (57,074 Limited
  Partnership Interests issued
  and outstanding)                            19,266,343       20,130,871
                                           --------------   --------------
                                           $  53,813,110    $  50,448,385
                                           ==============   ==============

   The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                1995             1994
                                           --------------   --------------
Income:
  Rental and service                       $   7,337,047    $   7,741,420
  Interest on short-term investments             134,674           59,968
                                           --------------   --------------
    Total income                               7,471,721        7,801,388
                                           --------------   --------------
Expenses:
  Interest on mortgage notes payable           2,225,698        2,256,079
  Depreciation                                 1,312,180        1,511,305
  Amortization of deferred expenses              129,040          136,630
  Property operating                           2,774,966        3,185,152
  Real estate taxes                              638,182          583,467
  Property management fees                       375,799          403,941
  Administrative                                 340,913          288,453
                                           --------------   --------------
    Total expenses                             7,796,778        8,365,027
                                           --------------   --------------
Loss before extraordinary item                  (325,057)        (563,639)

Extraordinary item:
  Debt extinguishment expenses                  (539,471)
                                           --------------   --------------
Net loss                                   $    (864,528)   $    (563,639)
                                           ==============   ==============
Loss before extraordinary item
  allocated to General Partner             $      (3,251)   $      (5,636)
                                           ==============   ==============
Loss before extraordinary item
  allocated to Limited Partners            $    (321,806)   $    (558,003)
                                           ==============   ==============
Loss before extraordinary item
  Per Limited Partnership Interest
  (57,074 issued and outstanding)          $       (5.64)   $       (9.78)
                                           ==============   ==============
Extraordinary item allocated
  to General Partner                       $      (5,394)            None
                                           ==============   ==============
Extraordinary item allocated
  to Limited Partners                      $    (534,077)            None
                                           ==============   ==============
Extraordinary item per Limited
  Partnership Interest (57,074
  issued and outstanding)                  $       (9.36)            None
                                           ==============   ==============
Net loss allocated to General Partner      $      (8,645)   $      (5,636)
                                           ==============   ==============
Net loss allocated to Limited Partners     $    (855,883)   $    (558,003)
                                           ==============   ==============
Net loss per Limited Partnership Interest
  (57,074 issued and outstanding)          $      (15.00)   $       (9.78)
                                           ==============   ==============

   The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)

                                                1995             1994
                                           --------------   --------------
Income:
  Rental and service                       $   2,398,831    $   2,666,197
  Interest on short-term investments              39,304           29,388
                                           --------------   --------------
    Total income                               2,438,135        2,695,585
                                           --------------   --------------
Expenses:
  Interest on mortgage notes payable             728,421          762,934
  Depreciation                                   437,393          503,767
  Amortization of deferred expenses               39,875           45,542
  Property operating                             942,344        1,050,738
  Real estate taxes                              247,473          103,880
  Property management fees                       126,337          134,302
  Administrative                                 149,887           72,718
                                           --------------   --------------
    Total expenses                             2,671,730        2,673,881
                                           --------------   --------------
(Loss) income before extraordinary item         (233,595)          21,704

Extraordinary item:
  Debt extinguishment expenses                  (539,471)
                                           --------------   --------------
Net (loss) income                          $    (773,066)   $      21,704
                                           ==============   ==============
(Loss) income before extraordinary
  item allocated to General Partner        $      (2,336)   $         217
                                           ==============   ==============
(Loss) income before extraordinary
  item allocated to Limited Partners       $    (231,259)   $      21,487
                                           ==============   ==============
(Loss) income before extraordinary
  item Per Limited Partnership Interest
  (57,074 issued and outstanding)          $       (4.05)   $        0.38
                                           ==============   ==============
Extraordinary item allocated
  to General Partner                       $      (5,394)            None
                                           ==============   ==============
Extraordinary item allocated
  to Limited Partners                      $    (534,077)            None
                                           ==============   ==============
Extraordinary item per Limited
  Partnership Interest (57,074
  issued and outstanding)                  $       (9.36)            None
                                           ==============   ==============
Net (loss) income allocated to
  General Partner                          $      (7,730)   $         217
                                           ==============   ==============
Net (loss) income allocated to
  Limited Partners                         $    (765,336)   $      21,487
                                           ==============   ==============
Net (loss) income per Limited
  Partnership Interest (57,074
  issued and outstanding)                  $      (13.41)   $        0.38
                                           ==============   ==============

   The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                1995             1994
                                           --------------   --------------
Operating activities:
  Net loss                                 $    (864,528)   $    (563,639)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Debt extinguishment expenses                48,724
      Depreciation of properties               1,312,180        1,511,305
      Amortization of deferred expenses          129,040          136,630
      Net change in:
        Escrow deposits                         (474,965)
        Accounts receivable                      (63,720)         (30,400)
        Prepaid expenses                        (142,797)
        Accounts payable                         (16,966)         (15,876)
        Due to affiliates                        (43,273)          56,818
        Accrued liabilities                      242,682          497,497
        Security deposits                            891            2,326
                                           --------------   --------------
  Net cash provided by operating activities      127,268        1,594,661
                                           --------------   --------------
Financing activities:
  Repayment of mortgage notes payable        (29,427,232)
  Proceeds from issuance of mortgage
    notes payable                             33,900,000          576,143
  Principal payments on mortgage notes
    payable                                     (426,849)        (393,704)
  Payment of deferred expenses                  (654,726)
  Funding of improvement escrows                (591,988)
                                           --------------   --------------
  Net cash provided by financing activities    2,799,205          182,439
                                           --------------   --------------
Net change in cash and cash equivalents        2,926,473        1,777,100
Cash and cash equivalents at beginning
  of period                                    2,872,521        1,121,400
                                           --------------   --------------
Cash and cash equivalents at end of period $   5,798,994    $   2,898,500
                                           ==============   ==============

   The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $2,225,698 and $2,256,079 and paid interest expense of $2,225,698 and $2,007,722, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                              Paid
                                     -----------------------
                                     Nine Months    Quarter   Payable
                                     -----------   --------- ---------
   Reimbursement of expenses to
     the General Partner, at cost    $  176,904     $24,556   $29,049

4. Loan Refinancings:

In September 1995, the Partnership refinanced the mortgage loan secured by the El Dorado Hills Apartments and the mortgage loan secured by Providence Square Apartments, Storage USA of Norcross and Willow Lawn Storage Facilities. The Partnership obtained two new mortgage loans of $16,900,000 and $17,000,000 which are secured by El Dorado Hills and Providence Square Apartments, respectively. The interest rates decreased from 10.02% to 7.53%, the maturity dates were extended from December 1995 to October 2002 and the total monthly payments decreased from $311,038 to $237,731. A portion of the proceeds from the new El Dorado Hills and Providence Square loans were used to repay the existing mortgage loans of $16,039,332 and $13,387,900, as well as prepayment penalties of $490,747.

5. Subsequent Event:

In October 1995, the Partnership resumed quarterly distributions and paid $702,581 ($12.31 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1995.

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

Summary of Operations
---------------------

As a result of debt extinguishment expenses incurred in conjunction with the refinancing of the Partnership's loans and lower rental income due to lower occupancy at American Way Mall, the Partnership recognized a larger net loss for the nine months ended September 30, 1995 as compared to the same period in 1994, and a net loss for the quarter ended September 30, 1995 as compared to net income during the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer to both the quarter and nine months ended September 30, 1995 and 1994.

Rental and service income decreased during 1995 as compared to 1994 as a result of a decrease in occupancy at American Way Mall. The decrease in rental and service income was partially offset by increases in rental income at El Dorado Hills and Providence Square Apartments due to increased average rental rates and/or occupancy.

Increased cash available for short-term investment and higher average interest rates were the primary reasons for an increase in interest income on short-term investments during 1995 as compared to 1994.

During the latter part of 1994, the Partnership determined that the value of the American Way Mall had been impaired. Accordingly, the Partnership recognized a provision for investment property write-down in 1994 which resulted in a decrease in depreciation expense for 1995 as compared to 1994.

Due to decreases in payroll costs, snow removal, and advertising programs at the American Way Mall, decreases in real estate tax consultant and insurance costs at El Dorado Hills Apartments, and the completion of the repair and renovation program at the Providence Square Apartments, property operating expense decreased in 1995 as compared to 1994.

Real estate tax expense increased during 1995 as compared to 1994 due to refunds of 1992 and 1993 real estate taxes received in the third quarter of 1994 which resulted from a reduction in the assessed value of the El Dorado Hills apartment complex.

Administrative expense increased during 1995 as compared to 1994 due to increases in accounting, legal and other third-party professional fees.

In September 1995, the first mortgages collateralized by El Dorado Hills and Providence Square apartment complexes and Storage USA at Norcross and Willow Lawn self-storage facilities were refinanced, and prepayment penalties of $490,747 were incurred. In conjunction with the refinancing of the Partnership's mortgage loans the remaining deferred expenses of $48,724 relating to the previous loans were recognized. For financial statement purposes, these two amounts have been classified as debt extinguishment expenses.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of September 30, 1995 as compared to December 31, 1994. The increase resulted primarily from proceeds received in connection with the refinancing of the Partnership's mortgage loans which were partially used to repay the previous mortgage loans, pay the costs of the refinancing, and fund improvement escrows.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments, unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments where applicable. During the nine months ended September 30, 1995 and 1994, the Storage USA of Norcross and Willow Lawn self-storage facilities generated positive cash flow after applicable debt service payments. The El Dorado Hills and Providence Square Apartments generated positive cash flow during the nine months ended September 30, 1995 as compared to marginal cash flow deficits in 1994 due to an increase in rental income and a decrease in real estate consultant and insurance costs at the El Dorado Hills Apartments and an increase in rental income and a decrease in expenditures incurred in connection with the repair and renovation program at the Providence Square Apartments. The American Way Mall, which does not have underlying debt, operated at a marginal deficit during the nine months ended September 30, 1995 as compared to positive cash flow in 1994 due to lower rental income due to lower occupancy.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance and seeking rent increases where market conditions allow. As of September 30, 1995, the occupancy rates of the Partnership's apartment complexes and storage facilities ranged from 92% to 97%. The American Way Mall had an occupancy rate of 55% at September 30, 1995. The Partnership is evaluating alternative strategies to sell or redevelop this property. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. Consequently, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the Prospectus.

In September 1995, the Partnership refinanced both of its mortgage loans. Proceeds from the new loans of $33,900,000 were used to repay the existing loans of $29,427,232. See Note 4 of Notes to Financial Statements for additional information.

Two of the Partnership's properties are owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's successful efforts to obtain loan refinancings, the Partnership has no third-party financing which matures before 2002.

In October 1991, quarterly distributions to Limited Partners were suspended in order to resolve financing issues and complete a repair and renovation program at Providence Square Apartments. With the completion of the repair and renovation program and the refinancing of the Partnership's mortgage loans in September 1995, the Partnership resumed quarterly distributions in October 1995 and paid $702,581 ($12.31 per Interest) to the holders of Limited Partnership Interests representing a distribution of Net Cash Receipts for the third quarter of 1995. To date, including the October 1995 distribution, Limited Partners have received distributions of Net Cash Receipts of $147.31 and Net Cash Proceeds of $15.00, totaling $162.31 per $1,000 Interest. The General Partner expects to continue quarterly distributions to Limited Partners. However, the level of future distributions, if available, will depend on cash flow from the Partnership's properties, the situation at American Way Mall and proceeds from future property sales, as to all of which there can be no assurances.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on form 8-K: A Current Report on Form 8-K dated September 14, 1995, as amended by Form 8-K/A dated October 27, 1995, was filed reporting a change in the Registrant's certifying public accountants.

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



Date:  November 10, 1995
      -----------------------------