Form 10-K
period 1995-12-31
BALCOR CURRENT INCOME FUND 85
filed 1996-03-29
CIK 763697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------
Commission file number 0-14352
                       -------

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
              ----------------------------------------------------
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

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

The Registrant utilized the net offering proceeds to acquire the five real property investments described under "Item 2. Properties". The Partnership Agreement generally provides that the proceeds of any sale or refinancing will not be reinvested in new acquisitions, except that proceeds may be used to purchase or finance improvements or additions to any of the Registrant's properties.

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

Shopping centers are the most troubled asset class in real estate currently. Unlike other asset classes, construction of power shopping centers, those with a preponderance of "big box" retailers, occurred at a brisk pace during the early 1990s, and now a shake-out of retailers is taking place. Retailers posted lackluster sales in 1995, particularly in the latter half of the year, and similar results are expected for 1996. The slight rise in interest rates in 1995 also contributed to low sales growth in interest rate sensitive sectors such as automobiles and home furnishings. Nevertheless, retail properties are particularly unique, and those with strong tenant alignments should better weather the current slowdown. In the long-term, however, retail real estate is also vulnerable to technological changes (e.g. home shopping) which could drastically alter the retail distribution system.

The General Partner had previously advised Limited Partners that its strategy was to sell the Registrant's remaining properties over the next two to three year period. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. The General Partner now believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. If current market conditions for sales remain favorable, the liquidation of the Registrant's properties may be accelerated.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") in February 1996, which tender offer expired on March 5, 1996. The tender offer was made by Equity Resource Fund-XVII ("Equity Resources"). Equity Resources stated that their primary motive in making the offer was to make a profit from the purchase of the interests. Equity Resources acquired 2.0% of the total interests outstanding in the Registrant. The Registrant incurred administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what the impact of any future tender offers will have on the operations or management of the Registrant.

During 1995, the Registrant completed the refinancing of the mortgage loans secured by the El Dorado Hills and Providence Square apartment complexes and Storage USA of Norcross and Willow Lawn storage facilities. See Item 7. Liquidity and Capital Resources for additional information.

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

The officers and employees of Balcor Current Income Partners-85, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1995, the Registrant owns the five properties described below:

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

Certain of the above properties are held subject to various mortgage loans.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding previous distributions see Financial Statements, Statements of Partners' Capital, and Item 7. Liquidity and Capital Resources, below.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 3,824.

Item 6. Selected Financial Data
-------------------------------

                                     Year ended December 31,

                ---------------------------------------------------------------
                    1995         1994         1993         1992        1991
                -----------  -----------  ------------  -----------  ----------

Total income    $10,007,275  $10,366,096  $10,016,645   $ 9,112,704 $9,246,058
Provision for
  investment
  property
  writedowns           None    6,700,000         None     3,400,000       None
Loss before
  extraordinary
  item             (436,493)  (7,389,060)   (1,075,433)  (5,549,632)(1,226,383)
Net loss           (975,964)  (7,389,060)   (1,075,433)  (4,989,632)(1,226,383)
Net loss per
  Limited Partner-
  ship Interest      (16.93)     (128.17)       (18.65)      (86.55)    (21.27)
Total assets     52,642,536   50,448,385    57,538,005   59,087,119 62,746,757
Mortgage notes
  payable        33,824,504   29,854,081    29,560,964   29,657,223 28,088,990
Distributions per
  Limited Partner-
  ship Interest (A)   12.31        None           None         None       17.50

(A) No distribution of original capital were made in any of the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------

During 1994, Balcor Current Income Fund-85 A Real Estate Limited Partnership (the "Partnership") determined that the asset value of the American Way Mall had been impaired. Accordingly, the Partnership recognized a provision for investment property writedown in 1994 which resulted in a greater net loss generated by the Partnership during 1994 as compared to 1995 and 1993. Further discussion of the Partnership's operations are summarized below.

1995 Compared to 1994
---------------------

Rental and service income decreased during 1995 as compared to 1994 as a result of a decrease in occupancy at American Way Mall. The decrease in rental and service income was partially offset by an increase in rental income at Providence Square Apartments due to increased average rental rates and occupancy.

Increased cash available for short-term investment, primarily from the net proceeds received in connection with the Partnership's mortgage loan refinancings, and higher average interest rates were the primary reasons for an increase in interest income on short-term investments during 1995 as compared to 1994.

During the latter part of 1994, the Partnership determined that the value of the American Way Mall had been impaired. As a result, the property was written down to the Partnership's best estimate of the property's fair value, and a $6,700,000 provision for investment property writedown was recognized in 1994. This also resulted in a decrease in depreciation expense for 1995 as compared to 1994.

The Partnership refinanced its mortgage loans during 1995 and the fees associated with the refinancing are being amortized over the term of the new mortgage loans. Since the term of the new mortgage loans is longer than the term of the prior mortgage loans, amortization of deferred expenses decreased during 1995 as compared to 1994.

Due to the completion of the repair and renovation program at the Providence Square Apartments, property operating expense decreased in 1995 as compared to 1994.

Real estate tax expense increased during 1995 as compared to 1994 due to an increase in the tax rates at the American Way Mall and refunds of 1992 and 1993 real estate taxes received in 1994 resulting from a reduction in the assessed value of the El Dorado Hills apartment complex.

Administrative expense increased during 1995 as compared to 1994 due to increases in accounting fees and additionally, legal and professional fees relating primarily to the potential sale of American Way Mall.

In September 1995, the first mortgages collateralized by the El Dorado Hills and Providence Square apartment complexes and Storage USA at Norcross and Willow Lawn self-storage facilities were refinanced, and prepayment penalties of $490,747 were incurred. In conjunction with the refinancing of the Partnership's mortgage loans the remaining deferred expenses of $48,724 relating to the previous loans were recognized. For financial statement purposes, these two amounts have been classified as debt extinguishment expenses.

1994 Compared to 1993
---------------------

Due to increased occupancy levels and rental at Storage USA of Norcross and Willow Lawn self-storage facilities and most significantly, the Providence Square Apartments, rental and service income increased during 1994 as compared to 1993. This increase was partially offset by decreased occupancy and rental income during the second half of 1994 at the American Way Mall.

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

The northern New Jersey retail market where the American Way Mall is located is very competitive. During 1994, the Partnership determined that the property needed to be reconfigured and retenanted with strong anchor tenants to compete in the local retail market. The property was written down to the Partnership's best estimate of the property's fair value, and a $6,700,000 provision for investment property write-down was recognized in 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of December 31, 1995 as compared to December 31, 1994. The operating activities of the Partnership include the cash flow from operations of the Partnership's properties and interest income received on short-term investments, which was partially offset by administrative costs. The Partnership's cash flow provided by financing activities consisted of proceeds received in connection with the refinancing of the Partnership's mortgage loans which were partially used to repay the previous mortgage loans and pay the costs of the refinancing, as well as to fund improvement escrows. Financing activities also consisted of principal payments on mortgage notes payable and distributions to Limited Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments, unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments where applicable. Effective September 1995, El Dorado Hills and Providence Square Apartments are the only properties that have underlying debt. During 1995 and 1994, the El Dorado Hills Apartments and the Storage USA at Norcross and Willow Lawn self-storage facilities generated positive cash flow after applicable debt service payments. Providence Square Apartments generated positive cash flow during 1995 as compared to a marginal cash flow deficit during 1994 due to the completion of the repair and renovation program and an increase in rental income. The American Way Mall, which does not have underlying debt, operated at a marginal deficit during 1995 as compared to positive cash flow in 1994 due to lower rental income resulting from lower occupancy. As of December 31, 1995, the occupancy rates of the Partnership's apartment complexes and storage facilities ranged from 86% to 95%. The American Way Mall had an occupancy rate of 47% at December 31, 1995. The Partnership had evaluated alternative strategies to sell or redevelop this property and has decided to market this property for sale.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance and seeking rent increases where market conditions allow.

The General Partner had previously advised Limited Partners that its strategy was to sell the Partnership's remaining properties over the next two to three year period. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. The General Partner now believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. If current market conditions for sales remain favorable, the liquidation of the Partnership's properties may be accelerated.

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

In October 1991, quarterly distributions to Limited Partners were suspended in order to resolve financing issues and complete a repair and renovation program at Providence Square Apartments. With the completion of the repair and renovation program and the refinancing of the Partnership's mortgage loans in September 1995, the Partnership resumed quarterly distributions in October 1995. In January 1996, the Partnership made a distribution of $2,700,171 ($47.31 per Interest) to the holders of Limited Partnership Interests representing a quarterly distribution of Net Cash Receipts of $12.31 per Interest for the fourth quarter of 1995 and a special distribution of Net Cash Proceeds of $35.00 per Interest from the mortgage loan refinancings. To date, including the January 1996 distribution, Limited Partners have received distributions of Net Cash Receipts of $159.62 and Net Cash Proceeds of $50.00, totaling $209.62 per $1,000 Interest. The General Partner expects to continue quarterly distributions to Limited Partners. However, the level of future distributions, if available, will depend on cash flow from the Partnership's properties, the situation at American Way Mall and proceeds from future property sales, as to all of which there can be no assurances.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1995         December 31, 1994
                      -----------------------   -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets         $52,642,536   $51,594,818  $50,448,385  $49,967,840

Partners' capital
  accounts (deficit):
    General Partner     (243,391)       33,943     (233,632)     (58,013)
    Limited Partners  18,695,717    17,393,870   20,364,503   19,708,342

Net (loss) income:
  General Partner         (9,759)       91,956      (73,891)     (12,374)
  Limited Partners      (966,205)   (1,611,892)  (7,315,169)  (1,224,886)

  Per Limited Part-
    nership Interest       (16.93)      (28.24)      (128.17)      (21.46)

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

On September 14, 1995 the Registrant approved the engagement of Coopers & Lybrand L.L.P. as its independent auditors for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Registrant effective September 14, 1995. The General Partner of the Registrant approved the change in auditors.

The reports of Ernst & Young LLP on the Registrant's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Registrant's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Current Income Partners-85, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

        TITLE                               OFFICERS
        -----                               --------

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.



Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of (the general partner of) the general partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

(b) Balcor Current Income Partners-85 and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
          Interests            164 Interests     Less than 1%

Relatives and affiliates of the officers and partners of the General Partner do not own any additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 8 of Notes to Financial Statements for additional information relating to transactions with affiliates.

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

(16) Letter from Ernst & Young L.L.P. dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-14352) is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K/A dated October 27, 1995, amending the Current Report on Form 8-K dated September 19, 1995 reporting a change in the Registrant's certifying accountant, was filed (Commission File No. 0-14352).

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

                         BALCOR CURRENT INCOME FUND-85
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Brian D. Parker
                             -----------------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal Accounting
                             and Financial Officer) of Balcor
                             Current Income Partners-85,
                             the General Partner

Date: March 28,1996
      -------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Current Income
/s/Thomas E. Meador      Partners-85, the General Partner   March 28, 1996
--------------------                                        --------------
  Thomas E. Meador

                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Current Income
/s/Brian D. Parker       Partners-85, the General Partner   March 28, 1996
--------------------                                        --------------
  Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital (Deficit), for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Current Income Fund-85
A Real Estate Limited Partnership:

We have audited the accompanying balance sheet and the financial statement schedule of Balcor Current Income Fund-85 A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1995 and the related statements of partners' capital, income and expenses, and cash flows and the financial statement schedule for the year then ended. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Current Income Fund-85 A Real Estate Limited Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                              COOPERS & LYBRAND L.L.P.



Chicago, Illinois
March 23, 1996

                        REPORT OF INDEPENDENT AUDITORS

To the Partners of
Balcor Current Income Fund-85
A Real Estate Limited Partnership:

We have audited the accompanying balance sheet of Balcor Current Income Fund-85 A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1994 and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Current Income Fund-85 A Real Estate Limited Partnership at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.






                                        ERNST & YOUNG LLP




Chicago, Illinois
February 24, 1995

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994


                                    ASSETS

                                                  1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $  5,475,539    $  2,872,521
Escrow deposits                                   909,293
Prepaid expenses                                   35,463
Accounts and accrued interest receivable          157,490         215,118
Deferred expenses, net of accumulated
  amortization of $23,383 in 1995 and
  $368,754 in 1994                                631,343         177,764
                                             -------------   -------------
                                                7,209,128       3,265,403
                                             -------------   -------------
Investment in real estate:
  Land                                         10,567,930      10,567,930
  Buildings and improvements                   58,506,072      58,506,072
                                             -------------   -------------
                                               69,074,002      69,074,002
  Less accumulated depreciation                23,640,594      21,891,020
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     45,433,408      47,182,982
                                             -------------   -------------
                                             $ 52,642,536    $ 50,448,385
                                             =============   =============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     61,352    $     87,997
Due to affiliates                                  23,216          72,322
Other liabilities                                  23,314
Security deposits                                 257,824         303,114
Mortgage notes payable                         33,824,504      29,854,081
                                             -------------   -------------
    Total liabilities                          34,190,210      30,317,514
                                             -------------   -------------
Limited Partners' capital (57,074
  Interests issued and outstanding)            18,695,717      20,364,503

General Partner's deficit                        (243,391)       (233,632)
                                             -------------   -------------
    Total partners' capital                    18,452,326      20,130,871
                                             -------------   -------------
                                             $ 52,642,536    $ 50,448,385
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994 and 1993





                                 Partners' Capital (Deficit) Accounts
                                 ------------- ------------- -------------
                                                  General       Limited
                                     Total        Partner       Partners
                                 ------------- ------------- -------------

Balance at December 31, 1992     $ 28,595,364  $   (148,987) $ 28,744,351

Net loss for the year
  ended December 31, 1993          (1,075,433)      (10,754)   (1,064,679)
                                 ------------- ------------- -------------
Balance at December 31, 1993       27,519,931      (159,741)   27,679,672

Net loss for the year
  ended December 31, 1994          (7,389,060)      (73,891)   (7,315,169)
                                 ------------- ------------- -------------
Balance at December 31, 1994       20,130,871      (233,632)   20,364,503

Cash distribution (A)                (702,581)                   (702,581)
Net loss for the year
  ended December 31, 1995            (975,964)       (9,759)     (966,205)

                                 ------------- ------------- -------------
Balance at December 31, 1995     $ 18,452,326  $   (243,391) $ 18,695,717
                                 ============= ============= =============


(A) A distribution of $12.31 per Limited Partnership Interest was made in the fourth quarter of 1995.













The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993


                                   1995          1994          1993
                                 ------------- ------------- -------------
Income:
  Rental and service             $  9,774,233  $ 10,261,850  $  9,987,338
  Interest on short-term
    investments                       233,042       104,246        29,307
                                 ------------- ------------- -------------
    Total income                   10,007,275    10,366,096    10,016,645
                                 ------------- ------------- -------------

Expenses:
  Interest on mortgage
    notes payable                   2,893,638     3,018,612     2,996,257
  Depreciation                      1,749,574     2,015,073     2,015,073
  Amortization of deferred
    expenses                          152,423       182,173       182,173
  Property operating                3,715,619     4,231,189     4,183,241
  Real estate taxes                   931,134       690,010       903,703
  Property management fees            492,664       533,154       516,000
  Administrative                      508,716       384,945       295,631
  Provision for investment
    property writedown                            6,700,000
                                 ------------- ------------- -------------
    Total expenses                 10,443,768    17,755,156    11,092,078
                                 ------------- ------------- -------------
Loss before extraordinary item       (436,493)   (7,389,060)   (1,075,433)

Extraordinary item:
  Debt extinguishment expenses       (539,471)
                                 ------------- ------------- -------------
Net loss                         $   (975,964) $ (7,389,060) $ (1,075,433)
                                 ============= ============= =============
Loss before extraordinary item
  allocated to General Partner   $     (4,365) $    (73,891) $    (10,754)
                                 ============= ============= =============
Loss before extraordinary item
  allocated to Limited Partners  $   (432,128) $ (7,315,169) $ (1,064,679)
                                 ============= ============= =============
Loss before extraordinary item
  Per Limited Partnership
  Interest (57,074 issued
  and outstanding)               $      (7.57) $    (128.17) $     (18.65)
                                 ============= ============= =============
Extraordinary item allocated
  to General Partner             $     (5,394)          NONE          NONE
                                 ============= ============= =============
Extraordinary item allocated
  to Limited Partners            $   (534,077)          NONE          NONE
                                 ============= ============= =============

Extraordinary item per Limited
  Partnership Interest (57,074
  issued and outstanding)        $      (9.36)          NONE          NONE
                                 ============= ============= =============
Net loss allocated to General
  Partner                        $     (9,759) $    (73,891) $    (10,754)
                                 ============= ============= =============
Net loss allocated to Limited
  Partners                       $   (966,205) $ (7,315,169) $ (1,064,679)
                                 ============= ============= =============
Net loss per Limited
  Partnership Interest (57,074
  issued and outstanding)        $     (16.93) $    (128.17) $     (18.65)
                                 ============= ============= =============



The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                    1995          1994          1993
                                 ------------- ------------- -------------
Operating activities:
  Net loss                       $   (975,964) $ (7,389,060) $ (1,075,433)
  Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
      Debt extinguishment expenses     48,724
      Depreciation of properties    1,749,574     2,015,073     2,015,073
      Amortization of deferred
        expenses                      152,423       182,173       182,173
      Provision for investment
        property writedown                        6,700,000
      Net change in:
        Escrow deposits              (265,498)                    262,590
        Accounts and accrued
          interest receivable          57,628       (56,505)       82,224
        Prepaid expenses              (35,463)
        Accounts payable              (26,645)      (11,211)     (318,816)
        Due to affiliates             (49,106)       19,037         9,098
        Other liabilities              23,314                     (91,991)
        Security deposits             (45,290)       (1,503)       24,287
                                 ------------- ------------- -------------
  Net cash provided by
    operating activities              633,697     1,458,004     1,089,205
                                 ------------- ------------- -------------
Financing activities:
  Distributions to
    Limited Partners                 (702,581)
  Repayment of mortgage notes
    payable                       (29,427,232)
  Principal payments on
    mortgage notes payable           (502,345)     (600,028)     (545,891)
  Proceeds from issuance of
    mortgage notes payable         33,900,000       893,145       449,632
  Payment of deferred expenses       (654,726)
  Funding of improvement escrows     (643,795)
                                 ------------- ------------- -------------
  Net cash provided by or used
    in financing activities         1,969,321       293,117       (96,259)
                                 ------------- ------------- -------------
Net change in cash and cash
  equivalents                       2,603,018     1,751,121       992,946
Cash and cash equivalents at
  beginning of year                 2,872,521     1,121,400       128,454
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of year                    $  5,475,539  $  2,872,521  $  1,121,400
                                 ============= ============= =============
The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Current Income Fund-85 A Real Estate Limited Partnership (the "Partnership") is engaged in the operation of residential, retail and mini-storage real estate located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:
                                                  Years
                                                  -----

               Buildings and improvements        27 to 30
               Furniture and fixtures               5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

(c) Effective January 1, 1995 the partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of refinancing fees which are amortized over the terms of the respective agreements.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate from its disclosure requirements.

(f) Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are held or invested in two types of commercial paper.

(g) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(h) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements from operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(i) A reclassification has been made to the previously reported 1994 and 1993 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:
                   Carrying     Carrying  Current Final
Property           Amount of   Amount of   Inter- Matur-  Current   Estimated
Pledged as         Notes at     Notes at    est    ity    Monthly    Balloon
Collateral         12/31/95     12/31/94    Rate   Date   Payment    Payment
------------      -----------  ----------- -------------- --------- -----------

El Dorado Hills
Apartments (A)    $16,862,363  $16,275,267   7.53%  2002  $118,515 $15,547,633

Providence
Square Apart-
ments  (A)         16,962,141   13,578,814   7.53%  2002   119,216  15,639,631
                  -----------  -----------

  Total           $33,824,504  $29,854,081
                  ===========  ===========

(A) In September 1995, the Partnership refinanced the mortgage loan secured by the El Dorado Hills Apartments and the mortgage loan secured by Providence Square Apartments, Storage USA of Norcross and Willow Lawn self-storage facilities. The Partnership obtained two new mortgage loans of $16,900,000 and $17,000,000 which are secured by El Dorado Hills and Providence Square Apartments, respectively. The interest rates decreased from 10.02% to 7.53%, the maturity dates were extended from December 1995 to October 2002 and the total monthly payments decreased from $311,038 to $237,731. A portion of the proceeds from the new El Dorado Hills and Providence Square loans was used to repay the existing mortgage loans of $16,039,332 and $13,387,900, as well as prepayment penalties of $490,747.

The Partnership's loans described above require current monthly payments of principal and interest.

Real estate with an aggregate carrying value of $45,433,408 at December 31, 1995 was pledged as collateral for repayment of mortgage loans.

During 1995, 1994 and 1993, the Partnership incurred interest expense on mortgage notes payable of $2,893,638, $3,018,612 and $2,993,397, and paid interest expense of $2,893,638, $3,018,612 and $3,085,388, respectively.

Future annual maturities of the above mortgage notes payable during each of the next five years are approximately as follows:

                              1996      $317,000
                              1997       341,000
                              1998       368,000
                              1999       397,000
                              2000       427,000

5. Management Agreements:

The El Dorado Hills and Providence Square apartment complexes are managed by a third-party management company. These management agreements provide for annual fees of 5% of gross operating revenues.

American Way Mall is also managed by a third-party management company for fees that range from 3% to 6% of adjusted gross operating revenues.

Willow Lawn Security Storage is managed by a third-party management company for annual fees equal to the greater of 5% of gross operating revenues or $12,000.

The Storage USA of Norcross Mini-Warehouse is managed by a third-party management company for annual fees of 6% of gross operating revenues.

6. Provision for Investment Property Writedown:

The northern New Jersey retail market where the American Way Mall is located is very competitive. During 1994 the Partnership determined that the property needed to be reconfigured and retenanted with strong anchor tenants to compete in the local retail market. The property was written down to the Partnership's best estimate of the property's fair value, and a $6,700,000 provision for investment property writedown was recognized in 1994.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1995 in the financial statements is $543,972 less than the tax loss of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:


                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                         ---------------  ---------------- ----------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                         -------- ------- -------- ------- -------- -------

Property management fees     None    None $535,138    None $457,378 $39,711

Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            $39,422  $2,844   71,533  28,892   52,611   4,353
    Data processing        14,844     429   30,877   8,303   16,603   2,966
    Investment processing  12,424     849    7,275   2,939    8,293     686
    Investor communication  7,062    None   12,205   4,929    9,955     824
    Legal                  17,181   1,605    8,179   3,303    7,974     660
    Portfolio management  147,085  17,489   59,347  23,956   51,559   4,085


The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $55,606, $86,566 and $57,213 for 1995, 1994 and 1993, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed three of the Partnership's properties until the affiliate was sold to a third party in November 1994.

9. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of shopping center space under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) to be received by the Partnership for American Way Mall based on operating leases held at December 31, 1995 are approximately as follows:

                         1996             $382,000
                         1997              183,000
                         1998              136,000
                         1999              121,000
                         2000              121,000

Minimum future rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales in excess of stipulated minimums. Percentage rentals were not significant during 1995, 1994 or 1993. The Partnership is subject to the usual business risks regarding the collection of the above-mentioned rentals.

10. Extraordinary Item:

As discussed in Note 4, during September 1995 the first mortgages collateralized by El Dorado Hills and Providence Square apartment complexes and Storage USA at Norcross and Willow Lawn self-storage facilities were refinanced and prepayment penalties of $490,747 were incurred. In conjunction with the refinancing of the mortgage loans, the remaining deferred expenses of $48,724 relating to the previous loans were recognized. For financial statement purposes, these two amounts have been classified as debt extinguishment expenses.

11. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

12. Subsequent Event:

In January 1996, the Partnership made a distribution of $2,700,171 ($47.31 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts of $12.31 per Interest for the fourth quarter of 1995, and a special distribution of Net Cash Proceeds of $35.00 per Interest from the mortgage loan refinancings.

                                     BALCOR CURRENT INCOME FUND-85
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings               Carrying     Reduction
                               Encum-              and Im-     Improve-    Costs       of Basis
     Description              brances     Land    provements    ments       (a)           (b)
---------------------         -------   -------- ------------ ---------  ---------     ---------
El Dorado Hills Apts.,
  448 units in San
  Diego, CA                     (e)  $ 6,600,000 $26,408,585  $   40,580$    34,792
Providence Square
  Apts., 473 units in
  Charlotte, NC                 (e)    2,000,000  20,026,060                 47,979
Willow Lawn Security
  Storage, a 660 unit
  self-storage facility
  in Richmond, VA               (e)      515,000   2,465,015                 32,133
Storage USA of Norcross,
  a 586 unit self-
  storage facility in
  Norcross, GA                  (e)      430,000   2,571,410                 10,401  $  (187,984)
American Way Mall
  a 140,210 sq.
  ft. shopping center
  in Fairfield, NJ              (e)    2,200,000  14,000,000   1,016,424    963,607  (10,100,000)
                                     ----------- -----------  ---------- ----------  -----------
Total                                $11,745,000 $65,471,070  $1,057,004 $1,088,912 $(10,287,984)
                                     =========== ===========  ========== ========== ============

                                     BALCOR CURRENT INCOME FUND-85
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
                                              (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                              -------------------------------                               ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-     Statement
    Description             Land    provements     (c)(d)     tion(d)   struction  uired   is Computed
-------------------       --------  ----------   ----------  ---------  ---------  -----  --------------
El Dorado Hills Apts.,
  448 units in San
  Diego, CA            $ 6,606,958 $26,476,999 $33,083,957  $10,152,192     (f)     9/85       (g)
Providence Square
  Apts., 473 units in
  Charlotte, NC          2,000,000  20,074,039  22,074,039    7,743,673     (h)    11/85       (g)
Willow Lawn Security
  Storage, a 660 unit
  self-storage facility
  in Richmond, VA          520,463   2,491,685   3,012,148      781,082     1983   11/86       (g)
Storage USA of Norcross,
  a 586 unit self-
  storage facility in
  Norcross, GA             404,549   2,419,278   2,823,827      746,989     (i)    12/86       (g)
American Way Outlet
  Mall, a 140,210 sq.
  ft. shopping center
  in Fairfield, NJ       1,035,960   7,044,071   8,080,031    4,216,658     1982   12/86       (g)
                       ----------- ----------- -----------  -----------
                                                                                                Total
                       $10,567,930 $58,506,072 $69,074,002  $23,640,594
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

(c) The aggregate cost of land for Federal income tax purposes is $11,889,767 and the aggregate cost of buildings and improvements for Federal income tax purposes is $66,368,371. The total of these is $78,258,138.

(d)                        Reconciliation of Real Estate
                           ------------------------------

                                       1995         1994         1993
                                    ----------   ----------   ----------

Balance at beginning of year       $69,074,002  $75,774,002  $75,774,002

Deduction during the year:
  Investment property writedown                  (6,700,000)
                                   -----------  -----------  -----------
Balance at end of year             $69,074,002  $69,074,002  $75,774,002
                                   ===========  ===========  ===========


                  Reconciliation of Accumulated Depreciation
                  -------------------------------------------

                                       1995         1994         1993
                                    ----------   ----------   ----------

Balance at beginning of year       $21,891,020  $19,875,947  $17,860,874

Depreciation expense for the year    1,749,574    2,015,073    2,015,073
                                   -----------  -----------  -----------
Balance at end of year             $23,640,594  $21,891,020  $19,875,947
                                   ===========  ===========  ===========

(e) See description of Mortgage Notes Payable in Note 4 of Notes to Financial Statements.

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