Form 10-Q
period 1996-03-31
BALCOR CURRENT INCOME FUND 85
filed 1996-05-14
CIK 763697

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended  March 31, 1996
                               ------------------

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-14352
                       -------

                         BALCOR CURRENT INCOME FUND-85
                        A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                      36-3344227
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
- ----------------------------------------            -------------------
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

                                BALANCE SHEETS
                     March 31, 1996 AND December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                  1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  3,231,648    $  5,475,539
Escrow deposits                                 1,022,333         909,293
Prepaid expenses                                    9,540          35,463
Accounts and accrued interest receivable          110,404         157,490
Deferred expenses, net of accumulated
  amortization of $46,766 in 1996 and
  $23,383 in 1995                                 607,960         631,343
                                             -------------   -------------
                                                4,981,885       7,209,128
                                             -------------   -------------
Investment in real estate:
  Land                                         10,567,930      10,567,930
  Buildings and improvements                   58,506,072      58,506,072
                                             -------------   -------------
                                               69,074,002      69,074,002
  Less accumulated depreciation                24,077,988      23,640,594
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     44,996,014      45,433,408
                                             -------------   -------------
                                             $ 49,977,899    $ 52,642,536
                                             =============   =============

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     85,688    $     61,352
Due to affiliates                                  34,698          23,216
Other liabilities                                 150,663          23,314
Security deposits                                 252,483         257,824
Mortgage notes payable                         33,747,578      33,824,504
                                             -------------   -------------
    Total liabilities                          34,271,110      34,190,210
                                             -------------   -------------
Limited Partners' capital (57,074
  Interests issued and outstanding)            15,950,634      18,695,717

General Partner's deficit                        (243,845)       (243,391)
                                             -------------   -------------
    Total partners' capital                    15,706,789      18,452,326
                                             -------------   -------------
                                             $ 49,977,899    $ 52,642,536
                                             =============   =============


The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarter ended March 31, 1996 and 1995
                                  (UNAUDITED)


                                                  1996            1995
                                             -------------   -------------
Income:
  Rental and service                         $  2,373,653    $  2,459,019
  Interest on short-term investments               46,527          54,336
                                             -------------   -------------
    Total income                                2,420,180       2,513,355
                                             -------------   -------------

Expenses:
  Interest on mortgage notes payable              636,266         746,522
  Depreciation                                    437,394         437,394
  Amortization of deferred expenses                23,383          44,582
  Property operating                              929,808         839,234
  Real estate taxes                               232,481         195,291
  Property management fees                        120,027         125,875
  Administrative                                   86,187          84,192
                                             -------------   -------------
    Total expenses                              2,465,546       2,473,090
                                             -------------   -------------
Net (loss) income                            $    (45,366)   $     40,265
                                             =============   =============
Net (loss) income allocated to
  General Partner                            $       (454)   $        403
                                             =============   =============
Net (loss) income allocated to
  Limited Partners                           $    (44,912)   $     39,862
                                             =============   =============
Net (loss) income per Limited Partnership
    Interest (57,074 issued and outstanding) $      (0.79)   $       0.70
                                             =============   =============
Distribution to Limited Partners             $  2,700,171            NONE
                                             =============   =============
Distribution per Limited Partnership
  Interests (57,074 issued and outstanding)  $      47.31            NONE
                                             =============   =============










The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                 for the quarter ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                  1996            1995
                                             -------------   -------------
Operating activities:
    Net (loss) income                        $    (45,366)   $     40,265
    Adjustments to reconcile net
      (loss) income to net cash
      provided by operating activities:
          Depreciation of properties              437,394         437,394
          Amortization of deferred expenses        23,383          44,582
          Net change in:
               Escrow deposits                   (113,040)
               Accounts receivable                 47,086        (338,946)
               Prepaid expenses                    25,923
               Accounts payable                    24,336          (7,396)
               Due to affiliates                   11,482          35,763
               Accrued liabilities                127,349         139,627
               Security deposits                   (5,341)         (6,141)
                                             -------------   -------------
    Net cash provided by operating activities     533,206         345,148
                                             -------------   -------------

Financing activities:
    Principal payments on mortgage notes
      payable                                     (76,926)       (159,101)
    Distribution to Limited Partners           (2,700,171)
                                             -------------   -------------
    Net cash used in financing activities      (2,777,097)       (159,101)
                                             -------------   -------------

Net change in cash and cash equivalents        (2,243,891)        186,047
Cash and cash equivalents at beginning
    of period                                   5,475,539       2,872,521
                                             -------------   -------------

Cash and cash equivalents at end of period   $  3,231,648    $  3,058,568
                                             =============   =============












The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. This reclassification has not changed the 1995 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $636,266 and $746,522, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:

                                            Paid        Payable
                                         -----------   ---------

   Reimbursement of expenses to
     the General Partner, at cost          $17,919      $34,698


4. Subsequent Event:

In April 1996, the Partnership made a distribution of $1,569,535 ($27.50 per
Interest) to the holders of Limited Partnership Interests representing a quarterly distribution of Net Cash Receipts of $2.50 per Interest for the first quarter of 1996, and a special distribution of Net Cash Proceeds of $25.00 per
Interest from the remaining proceeds from the 1995 mortgage loan refinancings.



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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

A decline in the property operations of American Way Mall and Providence Square Apartments was partially offset by lower interest expense resulting from the 1995 mortgage loan refinancings and resulted in the Partnership recognizing a net loss for the quarter ended March 31, 1996, as compared to net income for the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

Rental and service income decreased during 1996 as compared to 1995 primarily as a result of a decrease in occupancy at American Way Mall. The decrease in rental and service income was partially offset by an increase in rental and service income at the Willow Lawn Self-Storage facility due to increased occupancy.

The January 1996 a special distribution to Limited Partners caused a decrease in cash available for short-term investments and resulted in a decrease in interest income on short-term investments during 1996 as compared to 1995.

In September 1995, the Partnership refinanced the mortgage loan secured by the El Dorado Hills Apartments and the mortgage loan secured by the Providence Square Apartments, Storage USA of the Norcross and Willow Lawn self-storage facilities. The Partnership obtained two new mortgage loans secured by El Dorado Hills and Providence Square Apartments, respectively, which carry lower interest rates than the prior financing. In addition, fees associated with the new mortgage loans are being amortized over a longer term than the prior mortgage loans. As a result, interest expense on mortgage notes payable and amortization of deferred expenses decreased for 1996 as compared to 1995.

Property operating expenses increased during 1996 due to roof repairs at El Dorado Hills Apartments and carpet replacement and landscaping expenses at Providence Square Apartments as compared to 1995.

Increased tax rates at American Way Mall and Providence Square Apartments resulted in increased real estate tax expense for 1996 as compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $2,244,000 as of March 31, 1996 as compared to December 31, 1995 due primarily to a special distribution to Limited Partners in January 1996. The Partnership generated cash flow of approximately $533,000 from its operating activities which includes the cash flow from operations of the Partnership's properties and interest income received on short-term investments, which was partially offset by administrative costs. The Partnership's financing activities consisted primarily of the payment of distributions of approximately $2,700,000 to Limited Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments, unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments where applicable. El Dorado Hills and Providence Square Apartments are the only properties that have underlying debt. During the quarters ended March 31, 1996 and 1995, the Providence Square and El Dorado Hills apartment complexes and the Storage USA of Norcross and Willow Lawn self-storage facilities all generated positive cash flow after applicable debt service payments. The American Way Mall, which does not have underlying debt, generated a significant cash flow deficit during the quarter ended March 31, 1996 as compared to positive cash flow during the same period in 1995 due to lower rental and service income resulting from lower occupancy. As of March 31, 1996, the occupancy rates of the Partnership's apartment complexes and storage facilities ranged from 78% to 96%. The American Way Mall had an occupancy rate of 33% at March 31, 1996. The Partnership has evaluated alternative strategies to sell or redevelop this property and has decided to market this property for sale.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. Currently, the Partnership is preparing to market its two residential properties for sale. Additionally, the Partnership is currently marketing its two storage facilities. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

Two of the Partnership's properties are owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain loan refinancings, the Partnership has no third-party financing which matures before 2002.

In April 1996, the Partnership made a distribution of $1,569,535 ($27.50 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts of $2.50 per Interest for the first quarter of 1996 and a special distribution of Net Cash Proceeds of $25.00 per Interest from the remaining proceeds of the 1995 mortgage loan refinancings. The level of the first quarter 1996 Net Cash Receipts distribution was reduced from the prior quarter's distribution level due to the declining operations at American Way Mall. Including the April 1996 distribution, Limited Partners have received distributions of Net Cash Receipts of $162.12 and Net Cash Proceeds of $75.00, totaling $237.12 per $1,000 Interest. The General Partner expects to continue quarterly distributions to Limited Partners. However, the level of future distributions will depend on cash flow from the Partnership's properties, the status of the American Way Mall and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on form 8-K: There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

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



Date:  May 14, 1996
      -----------------------------