Form 10-Q
period 1996-06-30
BALCOR CURRENT INCOME FUND 85
filed 1996-08-14
CIK 763697

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------

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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                  1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  1,899,164    $  5,475,539
Escrow deposits                                   827,511         909,293
Prepaid expenses                                  231,733          35,463
Accounts and accrued interest receivable          216,183         157,490
Deferred expenses, net of accumulated
  amortization of $70,149 in 1996 and
  $23,383 in 1995                                 584,577         631,343
                                             -------------   -------------
                                                3,759,168       7,209,128
                                             -------------   -------------
Investment in real estate, at cost:
  Land                                         10,567,930      10,567,930
  Buildings and improvements                   58,506,072      58,506,072
                                             -------------   -------------
                                               69,074,002      69,074,002
  Less accumulated depreciation                24,515,381      23,640,594
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     44,558,621      45,433,408
                                             -------------   -------------
                                             $ 48,317,789    $ 52,642,536
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     85,210    $     61,352
Due to affiliates                                  44,716          23,216
Accrued real estate taxes                         137,227          23,314
Security deposits                                 262,040         257,824
Mortgage notes payable                         33,669,195      33,824,504
                                             -------------   -------------
     Total liabilities                         34,198,388      34,190,210
                                             -------------   -------------

Limited Partners' capital (57,074
  Interests issued and outstanding)            14,363,424      18,695,717

General Partner's deficit                        (244,023)       (243,391)
                                             -------------   -------------
Total partners' capital                        14,119,401      18,452,326
                                             -------------   -------------
                                             $ 48,317,789    $ 52,642,536
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                      (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)


                                                  1996            1995
                                             -------------   -------------
Income:
  Rental and service                         $  4,806,153    $  4,934,898
  Interest on short-term investments               70,562          95,370
                                             -------------   -------------
    Total income                                4,876,715       5,030,268
                                             -------------   -------------

Expenses:
  Interest on mortgage notes payable            1,271,074       1,497,277
  Depreciation                                    874,787         874,787
  Amortization of deferred expenses                46,766          89,165
  Property operating                            1,884,801       1,829,304
  Real estate taxes                               405,335         390,709
  Property management fees                        236,525         249,462
  Administrative                                  220,646         191,026
                                             -------------   -------------
    Total expenses                              4,939,934       5,121,730
                                             -------------   -------------
Net loss                                     $    (63,219)   $    (91,462)
                                             =============   =============
Net loss allocated to General Partner        $       (632)   $       (915)
                                             =============   =============
Net loss allocated to Limited Partners       $    (62,587)   $    (90,547)
                                             =============   =============
Net loss per Limited Partnership Interest
    (57,074 issued and outstanding)          $      (1.10)   $      (1.59)
                                             =============   =============
Distributions to Limited Partners            $   4,269,706           None
                                             =============   =============
Distributions per Limited Partnership
  Interest (57,074 issued and outstanding)   $       74.81           None
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                      (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                  1996            1995
                                             -------------   -------------
Income:
  Rental and service                         $  2,432,500    $  2,475,879
  Interest on short-term investments               24,035          41,034
                                             -------------   -------------
    Total income                                2,456,535       2,516,913
                                             -------------   -------------

Expenses:
  Interest on mortgage notes payable              634,808         750,755
  Depreciation                                    437,393         437,393
  Amortization of deferred expenses                23,383          44,583
  Property operating                              954,993         990,070
  Real estate taxes                               172,854         195,418
  Property management fees                        116,498         123,587
  Administrative                                  134,459         106,834
                                             -------------   -------------
    Total expenses                              2,474,388       2,648,640
                                             -------------   -------------
Net loss                                     $    (17,853)   $   (131,727)
                                             =============   =============
Net loss allocated to General Partner        $       (179)   $     (1,317)
                                             =============   =============
Net loss allocated to Limited Partners       $    (17,674)   $   (130,410)
                                             =============   =============
Net loss per Limited Partnership Interest
    (57,074 issued and outstanding)          $      (0.31)   $      (2.29)
                                             =============   =============
Distribution to Limited Partners             $   1,569,535           None
                                             =============   =============
Distribution per Limited Partnership
  Interest (57,074 issued and outstanding)   $       27.50           None
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                      (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                  1996            1995
                                             -------------   -------------
Operating activities:
    Net loss                                 $    (63,219)   $    (91,462)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
          Depreciation of properties              874,787         874,787
          Amortization of deferred expenses        46,766          89,165
          Net change in:
               Escrow deposits                     81,782
               Accounts receivable                (58,693)       (330,025)
               Prepaid expenses                  (196,270)       (145,598)
               Accounts payable                    23,858         (25,397)
               Due to affiliates                   21,500         (63,105)
               Accrued liabilities                113,913         113,728
               Security deposits                    4,216          (7,512)
                                             -------------   -------------
    Net cash provided by operating activities     848,640         414,581
                                             -------------   -------------

Financing activities:
    Principal payments on mortgage notes
      payable                                    (155,309)       (322,012)
    Distributions to Limited Partners          (4,269,706)
                                             -------------   -------------
    Net cash used in financing activities      (4,425,015)       (322,012)
                                             -------------   -------------

Net change in cash and cash equivalents        (3,576,375)         92,569
Cash and cash equivalents at beginning
    of period                                   5,475,539       2,872,521
                                             -------------   -------------

Cash and cash equivalents at end of period   $  1,899,164    $  2,965,090
                                             =============   =============


The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $1,271,074 and $1,497,277, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:

                                           Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost       $64,271    $46,352      $44,716


4. Subsequent Event:

In July 1996, the Partnership made a distribution of $285,370 ($5.00 per Interest) to the holders of Limited Partnership Interests representing a quarterly distribution of Net Cash Receipts of $3.00 per Interest for the second quarter of 1996, and a special distribution of Net Cash Proceeds of $2.00 per Interest from proceeds remaining from the 1995 mortgage loan refinancings.

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

Operations
- ----------

Summary of Operations
- ---------------------

Lower interest expense resulting from the 1995 mortgage loan refinancings, which was partially offset by declining operations at American Way Mall, resulted in the Partnership recognizing decreased net loss for the six months and quarter ended June 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

Rental and service income decreased during 1996 as compared to 1995 primarily as a result of a decrease in occupancy at American Way Mall. However, the decrease was partially offset by increases in rental and service income at the El Dorado Hills and Providence Square Apartments due to increased rental rates and Willow Lawn self-storage facility due to increased occupancy.

The January and April 1996 special distributions to Limited Partners caused a decrease in cash available for short-term investments and resulted in a decrease in interest income on short-term investments during 1996 as compared to 1995.

In September 1995, the Partnership refinanced the mortgage loan secured by the El Dorado Hills Apartments and the mortgage loan secured by the Providence Square Apartments, Storage USA of Norcross and Willow Lawn self-storage facilities. The Partnership obtained two new mortgage loans secured by El Dorado Hills and Providence Square Apartments, respectively, which carry lower interest rates than the prior financing. In addition, fees associated with the new mortgage loans are being amortized over a longer term than the prior mortgage loans. As a result, interest expense on mortgage notes payable and amortization of deferred expenses decreased for 1996 as compared to 1995.

Real estate tax expense decreased for the quarter ended June 30, 1996 as compared to 1995 due to a reduction in the assessed value of American Way Mall received from the taxing authority in the second quarter of 1996. This decrease was partially offset by increased tax rates at Providence Square Apartments.

The Partnership incurred consulting fees and postage and printing costs in connection with its response to a tender offer during 1996. In addition, the Partnership incurred legal and professional fees in connection with marketing
American Way Mall for sale. As a result, administrative expenses increased during 1996 as compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $3,576,000 as of June 30, 1996 as compared to December 31, 1995 due primarily to special distributions to Limited Partners in January and April 1996. The Partnership generated cash flow of approximately $849,000 from its operating activities which includes the cash flow from operations of the Partnership's properties and interest income received on short-term investments, which was partially offset by administrative costs. The Partnership's financing activities consisted primarily of the payment of distributions of approximately $4,270,000 to Limited Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments, unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments where applicable. El Dorado Hills and Providence Square Apartments are the only properties that have underlying debt. During the six months ended June 30, 1996 and 1995, the Providence Square and El Dorado Hills apartment complexes and the Storage USA of Norcross and Willow Lawn self-storage facilities all generated positive cash flow after applicable debt service payments. The American Way Mall, which does not have underlying debt, generated a significant cash flow deficit during the six months ended June 30, 1996 as compared to positive cash flow during the same period in 1995 due to lower rental and service income resulting from lower occupancy. As of June 30, 1996, the occupancy rates of the Partnership's apartment complexes and storage facilities ranged from 86% to 98%. The American Way Mall had an occupancy rate of 32% at June 30, 1996. The Partnership evaluated alternative strategies to sell or redevelop this property and has currently entered into a contract to sell this property.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. Currently, the Partnership has entered into a contract to sell the El Dorado Hills Apartments for $29,350,000. The Partnership is also actively marketing its other residential property and its two storage facilities. Additionally, the Partnership has entered into a contract to sell the American Way Mall for $5,200,000. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy will be accelerated.

Two of the Partnership's properties are owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain loan refinancings, the Partnership has no third-party financing which matures before 2002.

In July 1996, the Partnership made a distribution of $285,370 ($5.00 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts of $3.00 per Interest for the second quarter of 1996 and a special distribution of Net Cash Proceeds of $2.00 per Interest from the remaining proceeds of the 1995 mortgage loan refinancings. The level of the second quarter 1996 Net Cash Receipts distribution increased from the prior quarter's level due to improved operations at El Dorado Hills Apartments and the two storage facilities. Including the July 1996 distribution, Limited Partners have received distributions of Net Cash Receipts of $165.12 and Net Cash Proceeds of $77.00, totaling $242.12 per $1,000 Interest. The General Partner expects to continue quarterly distributions to Limited Partners. However, the level of future distributions will depend on cash flow from the Partnership's properties and proceeds from property sales, as to all of which there can be no assurances. In light of results to date and current conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5.  Other Information
- --------------------------

El Dorado Hills Apartments
- --------------------------

As previously reported, on June 12, 1996, the Partnership contracted to sell El Dorado Hills Apartments, San Diego, California, for a sale price of $29,600,000 to an unaffiliated party, Security Capital Pacific Trust, a Maryland real estate investment trust. The purchaser and the Partnership have agreed to reduce the sale price to $29,350,000. The closing of the sale has been extended to August 30, 1996.

American Way Mall
- -----------------

As previously reported, on June 7, 1996, the Partnership contracted to sell American Way Mall, Fairfield, New Jersey, for a sale price of $5,200,000 to an unaffiliated party, Robert Heidenberg. The purchaser and the Partnership have agreed to extend the closing of the sale to September 25, 1996. In addition, the agreement of sale requires that, in the event the purchaser or any affiliate thereof transfers any portion of the property prior to August 22, 1996 to a third party specified in the agreement of sale, the Partnership is entitled to a specified portion of the proceeds of such transfer. The purchaser and the Partnership have agreed to extend this date to October 25, 1996.

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

(10)(a)(i) Agreement of Sale and attachment thereto relating to the sale of the El Dorado Hills Apartments previously filed as Exhibit 2(a) to the Registrant's Current Report on From 8-K dated June 7, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of El Dorado Hills Apartments is attached hereto.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of El Dorado Hills Apartments is attached hereto.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of the American Way Mall previously filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated June 7, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the American Way Mall is attached hereto.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.

(b) Reports on form 8-K: A Current Report on Form 8-K dated June 7, 1996 was filed reporting the execution of contracts for the sale of El Dorado Hills Apartments, San Diego, California, and American Way Mall, Fairfield, New Jersey.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR CURRENT INCOME FUND-85
                              A REAL ESTATE LIMITED PARTNERSHIP



                              By:  /s/ Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Current Income Partners-85, the General
                                  Partner



                              By: /s/ Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Current Income
                                  Partners-85, the General Partner



Date: August 14, 1996
      -----------------------------