Form 10-Q
period 1996-09-30
BALCOR CURRENT INCOME FUND 85
filed 1996-11-14
CIK 763697

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------

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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                 1996             1995
                                           --------------   ---------------
Cash and cash equivalents                  $  19,815,508    $    5,475,539
Escrow deposits                                  512,847           909,293
Prepaid expenses                                  73,259            35,463
Accounts and accrued interest receivable          98,818           157,490
Deferred expenses, net of accumulated
  amortization of $45,533 in 1996 and
  $23,383 in 1995                                273,199           631,343
                                           --------------   ---------------
                                              20,773,631         7,209,128
                                           --------------   ---------------
Investment in real estate:
  Land                                         3,440,509        10,567,930
  Buildings and improvements                  29,537,388        58,506,072
                                           --------------   ---------------
                                              32,977,897        69,074,002
  Less accumulated depreciation               13,335,358        23,640,594
                                           --------------   ---------------
Investment in real estate, net of
  accumulated depreciation                    19,642,539        45,433,408
                                           --------------   ---------------
                                           $  40,416,170    $   52,642,536
                                           ==============   ===============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     318,052    $       61,352
Due to affiliates                                 69,690            23,216
Accrued real estate taxes                        205,783            23,314
Security deposits                                100,894           257,824
Mortgage notes payable                        16,844,205        33,824,504
                                           --------------   ---------------
    Total liabilities                         17,538,624        34,190,210
                                           --------------   ---------------
Limited Partners' capital (57,074
  Interests issued and outstanding)           23,031,134        18,695,717
General Partner's deficit                       (153,588)         (243,391)
                                           --------------   ---------------
  Total partners' capital                     22,877,546        18,452,326
                                           --------------   ---------------
                                           $  40,416,170    $   52,642,536
                                           ==============   ===============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)



                                                 1996             1995
                                           --------------   ---------------
Income:
  Rental and service                       $   6,723,787    $    7,337,047
  Interest on short-term investments             180,085           134,674
                                           --------------   ---------------
    Total income                               6,903,872         7,471,721
                                           --------------   ---------------

Expenses:
  Interest on mortgage notes payable           1,795,730         2,225,698
  Depreciation                                 1,233,672         1,312,180
  Amortization of deferred expenses               66,149           129,040
  Property operating                           2,946,955         2,774,966
  Real estate taxes                              579,963           638,182
  Property management fees                       339,666           375,799
  Administrative                                 336,091           340,913
                                           --------------   ---------------
    Total expenses                             7,298,226         7,796,778
                                           --------------   ---------------
Loss before gains on sales of properties
  and extraordinary item                        (394,354)         (325,057)

Gains on sales of properties                   9,666,645
                                           --------------   ---------------
Income (loss) before extraordinary item        9,272,291          (325,057)

Extraordinary item:
  Debt extinguishment expenses                  (291,995)         (539,471)
                                           --------------   ---------------
Net income (loss)                          $   8,980,296    $     (864,528)
                                           ==============   ===============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)


                                                 1996             1995
                                           --------------   ---------------
Income (loss) before extraordinary item
  allocated to General Partner             $      92,723    $       (3,251)
                                           ==============   ===============
Income (loss) before extraordinary item
  allocated to Limited Partners            $   9,179,568    $     (321,806)
                                           ==============   ===============
Income (loss) before extraordinary item
  Per Limited Partnership Interest
  (57,074 issued and outstanding)          $      160.84    $        (5.64)
                                           ==============   ===============
Extraordinary item allocated
  to General Partner                       $      (2,920)   $       (5,394)
                                           ==============   ===============
Extraordinary item allocated
  to Limited Partners                      $    (289,075)   $     (534,077)
                                           ==============   ===============
Extraordinary item per Limited
  Partnership Interest (57,074
  issued and outstanding)                  $       (5.06)   $        (9.36)
                                           ==============   ===============
Net income (loss) allocated to General
  Partner                                  $      89,803    $       (8,645)
                                           ==============   ===============
Net income (loss) allocated to Limited
  Partners                                 $   8,890,493    $     (855,883)
                                           ==============   ===============
Net income (loss) per Limited Partnership
  Interest (57,074 issued and outstanding) $      155.77    $       (15.00)
                                           ==============   ===============
Distributions to Limited Partners          $   4,555,076              None
                                           ==============   ===============
Distributions per Limited Partnership
  interest (57,074 issued and outstanding) $       79.81              None
                                           ==============   ===============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)



                                                 1996             1995
                                           --------------   ---------------
Income:
  Rental and service                       $   1,917,634    $    2,398,831
  Interest on short-term investments             109,523            39,304
                                           --------------   ---------------
    Total income                               2,027,157         2,438,135
                                           --------------   ---------------

Expenses:
  Interest on mortgage notes payable             524,656           728,421
  Depreciation                                   358,885           437,393
  Amortization of deferred expenses               19,383            39,875
  Property operating                           1,062,154           942,344
  Real estate taxes                              174,628           247,473
  Property management fees                       103,141           126,337
  Administrative                                 115,445           149,887
                                           --------------   ---------------
    Total expenses                             2,358,292         2,671,730
                                           --------------   ---------------
Loss before gains on sales of properties
  and extraordinary item                        (331,135)         (233,595)

Gains on sales of properties                   9,666,645
                                           --------------   ---------------
Income (loss) before extraordinary item        9,335,510          (233,595)

Extraordinary item:
  Debt extinguishment expenses                  (291,995)         (539,471)
                                           --------------   ---------------
Net income (loss)                          $   9,043,515    $     (773,066)
                                           ==============   ===============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)


                                                 1996             1995
                                           --------------   ---------------
Income (loss) before extraordinary item
  allocated to General Partner             $      93,355    $       (2,336)
                                           ==============   ===============
Income (loss) before extraordinary item
  allocated to Limited Partners            $   9,242,155    $     (231,259)
                                           ==============   ===============
Income (loss) before extraordinary item
  Per Limited Partnership Interest
  (57,074 issued and outstanding)          $      161.94    $        (4.05)
                                           ==============   ===============
Extraordinary item allocated
  to General Partner                       $      (2,920)   $       (5,394)
                                           ==============   ===============
Extraordinary item allocated
  to Limited Partners                      $    (289,075)   $     (534,077)
                                           ==============   ===============
Extraordinary item per Limited
  Partnership Interest (57,074
  issued and outstanding)                  $       (5.06)   $        (9.36)
                                           ==============   ===============
Net income (loss) allocated to General
  Partner                                  $      90,435    $       (7,730)
                                           ==============   ===============
Net income (loss) allocated to Limited
  Partners                                 $   8,953,080    $     (765,336)
                                           ==============   ===============
Net income (loss) per Limited Partnership
  Interest (57,074 issued and outstanding) $      156.87    $       (13.41)
                                           ==============   ===============
Distribution to Limited Partners           $     285,370              None
                                           ==============   ===============
Distribution per Limited Partnership
  interest (57,074 issued and outstanding) $        5.00              None
                                           ==============   ===============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                 1996             1995
                                           --------------   ---------------
Operating activities:
  Net income (loss)                        $   8,980,296    $     (864,528)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Extraordinary item:
        Debt extinguishment expense               291,995            48,724
      Gains on sales of properties            (9,666,645)
      Depreciation of properties               1,233,672         1,312,180
      Amortization of deferred expenses           66,149           129,040
      Net change in:
        Escrow deposits                          109,916          (474,965)
        Accounts receivable                       58,672           (63,720)
        Prepaid expenses                         (37,796)         (142,797)
        Accounts payable                         256,700           (16,966)
        Due to affiliates                         46,474           (43,273)
        Accrued liabilities                      182,469           242,682
        Security deposits                       (156,930)              891
                                           --------------   ---------------
  Net cash provided by operating activities    1,364,972           127,268
                                           --------------   ---------------
Investing activities:

  Proceeds from sales of properties           18,181,721
  Payment of selling costs                      (729,629)
                                           --------------
  Net cash provided by investing
    activities                                17,452,092
                                           --------------
Financing activities:

  Distributions to Limited Partners           (4,555,076)
  Repayment of mortgage notes payable                          (29,427,232)
  Proceeds from issuance of mortgage
    notes payable                                               33,900,000
  Principal payments on mortgage notes
    payable                                     (208,549)         (426,849)
  Payment of deferred expenses                                    (654,726)

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)

  Release of improvement escrows                 286,530
  Funding of improvement escrows                                  (591,988)
                                           --------------   ---------------
  Net cash (used) in or provided by
    financing activities                      (4,477,095)        2,799,205
                                           --------------   ---------------
Net change in cash and cash equivalents       14,339,969         2,926,473
Cash and cash equivalents at beginning
  of period                                    5,475,539         2,872,521
                                           --------------   ---------------
Cash and cash equivalents at end of period $  19,815,508    $    5,798,994
                                           ==============   ===============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $1,795,730 and $2,225,698, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                   -----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost    $74,075       $13,122       $69,690

4. Property Sales:

(a) In August 1996, the Partnership sold the El Dorado Hills Apartments in an all cash sale of $29,350,000. The purchaser of the El Dorado Hills Apartments took title subject to the existing first mortgage loan in the amount of $16,771,749. From the proceeds of the sale, the Partnership paid $707,859 in selling costs. The basis of the property was $22,380,642, which is net of accumulated depreciation of $10,703,315. For financial statement purposes, the Partnership recognized a gain of $6,261,499 from the sale of this property.

(b) In August 1996, the Partnership sold the Willow Lawn Self-Storage Facility in an all cash sale of $5,603,470. From the proceeds of the sale, the Partnership paid $21,770 in selling costs. The basis of the property was $2,176,554, which is net of accumulated depreciation of $835,594. For financial statement purposes, the Partnership recognized a gain of $3,405,146 from the sale of this property.

5. Extraordinary Item:

In August 1996, the Partnership sold the El Dorado Hills Apartments. In connection with the sale, the Partnership fully amortized the remaining deferred financing fees in the amount of $291,995. This amount was recognized as an extraordinary item and classified as debt extinguishment expense.

6. Subsequent Event:

In October 1996, the Partnership made a distribution of $17,682,096 ($309.81 per Interest) to the holders of Limited Partnership Interests representing a quarterly distribution of Net Cash Receipts of $4.00 per Interest for the third quarter of 1996, and a special distribution of Net Cash Proceeds of $305.81 per Interest from proceeds received from the August 1996 sale of the El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Current Income Fund-85 A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to invest in and operate income-producing real property. The Partnership raised $57,074,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire five real property investments. The Partnership sold the El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility in August 1996. The Partnership continues to operate the three remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The Partnership sold the El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility during August 1996 and recognized significant gains on these sales which resulted in an increase in net income during the nine months and quarter ended September 30, 1996 as compared to a loss during the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

The Partnership sold the El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility in August 1996 and recognized gains on the sales of these properties totaling $9,666,645 in 1996. These sales also resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, real estate taxes and property management fees during 1996 as compared to 1995. Costs were incurred for exterior painting and roof repairs at the El Dorado Hills Apartments during the third quarter of 1996 to prepare the property for sale. In addition, higher advertising and insurance costs at the Willow Lawn Self-Storage Facility were incurred during 1996. These costs resulted in increased property operating expenses during 1996 as compared to 1995.

In addition to the decrease resulting from the 1996 sales discussed above, rental and service income also decreased during 1996 as compared to 1995 as a result of a decrease in occupancy at American Way Mall.

Proceeds received in connection with the August 1996 sales of the El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility were invested in short-term investments prior to their distribution to Limited Partners in October 1996. As a result, interest income on short-term investments increased during 1996 as compared to 1995.

In September 1995, the Partnership refinanced the mortgage loan secured by the Providence Square Apartments, Storage USA of Norcross and Willow Lawn Self-Storage facility. The Partnership obtained a new mortgage loan secured by the Providence Square Apartments, which carries a lower interest rate than the prior financing. In addition, fees associated with the new mortgage loan are being amortized over a longer term than the prior mortgage loan. This refinancing contributed to the decrease in interest expense on mortgage notes payable and amortization of deferred expenses for 1996 as compared to 1995.

Real estate tax expense also decreased during 1996 as compared to 1995 due to a reduction in the assessed value of American Way Mall received from the taxing authority in the second quarter of 1996. This decrease was partially offset by increased tax rates at Providence Square Apartments.

Due primarily to lower audit, portfolio management, and professional fees, administrative expense decreased during 1996 as compared to 1995.

In August 1996, the Partnership sold the El Dorado Hills Apartments. In connection with the sale, the Partnership fully amortized the remaining deferred expenses in the amount of $291,995. This amount was recognized as an extraordinary item and is classified as debt extinguishment expense in 1996. During 1995, the first mortgages collateralized by El Dorado Hills and Providence Square apartment complexes and Storage USA at Norcross and Willow Lawn Self-Storage Facility were refinanced, and prepayment penalties of $490,747 were incurred. In conjunction with the refinancing of the Partnership's mortgage loans, the remaining deferred expenses of $48,724 relating to the previous loans were recognized. For financial statement purposes, these two amounts were classified as debt extinguishment expenses in 1995.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $14,340,000 as of September 30, 1996 when compared to December 31, 1995 primarily due to proceeds received from the August 1996 property sales. The Partnership received cash totaling approximately $1,365,000 from its operating activities which consisted primarily of cash flow generated from property operations which was partially offset by the payment of administrative expenses. The Partnership also received cash of approximately $17,452,000 from investing activities consisting of net proceeds received from the August 1996 sales of the El Dorado Hills Apartments and Willow Lawn Self-Storage Facility. The Partnership used cash to fund its financing activities which consisted primarily of the payment of distributions of approximately $4,555,000 to Limited Partners. The Partnership also made a special Net Cash Proceeds distribution to Limited Partners in October 1996 as described below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments, unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments where applicable. Providence Square Apartments is the only property that currently has underlying debt, El Dorado Hills Apartments had underlying debt prior to its sale in August 1996. During the nine months ended September 30, 1996 and 1995, the Providence Square Apartments and the Storage USA of Norcross self-storage facility both generated positive cash flow after applicable debt service payments. The American Way Mall, which does not have underlying debt, generated a significant cash flow deficit during the nine months ended September 30, 1996 as compared to a marginal cash flow deficit during the same period in 1995 due to lower rental and service income resulting from lower occupancy. The El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility, which were sold in August 1996, both generated positive cash flow in 1995, and during 1996 prior to their sale. As of September 30, 1996, the occupancy rates at the Providence Square Apartments and the Storage USA of Norcross Storage Facility were 95% and 83%, respectively. The American Way Mall had an occupancy rate of 31% at September 30, 1996. After evaluating alternative strategies to sell or redevelop this property, the Partnership has entered into a contract to sell this property.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance and seeking rent increases where market conditions allow.

The General Partner believes that the markets for multifamily housing properties and storage facilities are favorable to sellers of these properties. During August 1996, the Partnership sold the El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility. Currently, the Partnership has entered into contracts to sell the Providence Square Apartments, Storage USA of Norcross Self-Storage Facility and the American Way Mall for sales prices of $20,510,000, $3,300,000 and $5,200,000, respectively. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exists or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

In August 1996, the Partnership sold the El Dorado Hills Apartments in an all cash sale of $29,350,000. The purchaser of the El Dorado Hills Apartments took title subject to the existing first mortgage loan in the amount of $16,771,749. From the proceeds of the sale, the Partnership paid $707,859 in selling costs. The remainder of the proceeds were distributed as a special distribution to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

Also, in August 1996, the Partnership sold the Willow Lawn Storage Facility in an all cash sale of $5,603,470. From the proceeds of the sale, the Partnership paid $21,770 in selling costs. The remainder of the proceeds were distributed as a special distribution to Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

Providence Square Apartments is the Partnership's only remaining property that is owned through the use of third-party mortgage loan financing, and therefore, the Partnership is subject to the financial obligations required by this loan. The loan matures in 2002.

In October 1996, the Partnership made a distribution of $17,682,096 ($309.81 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts of $4.00 per Interest for the third quarter of 1996 and a special distribution of Net Cash Proceeds of $305.81 per Interest primarily from the all cash sales of El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility. The level of the third quarter 1996 Net Cash Receipts distribution increased from the prior quarter's level due to improved operations at Providence Square Apartments and the remaining storage facility. Including the October 1996 distribution, Limited Partners have received distributions of Net Cash Receipts of $169.12 and Net Cash Proceeds of $382.81, totaling $551.93 per $1,000 Interest. The General Partner expects to continue quarterly distributions to Limited Partners. However, the level of future distributions will depend on cash flow from the Partnership's remaining properties and proceeds from property sales, as to all of which there can be no assurances. In light of results to date and current conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnership", American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other thins, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnership by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendant's actions; punitive damage; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain accounts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
--------------------------

Storage USA of Norcross
-----------------------

As previously reported, on September 26, 1996, the Partnership contracted to sell Storage USA of Norcross, Norcross, Georgia, to an unaffiliated party, Storage Trust Property, L.P., a Delaware limited partnership. On November 8, 1996, the Partnership and the purchaser agreed to extend the closing date from November 15, 1996 to December 10, 1996.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Amended and Restated Form of Subscription Agreement set forth as
Exhibit 4.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-11 dated August 16, 1985 (Registration No. 2-95910), and Form of Confirmation regarding Interests in the Partnership set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-14352) are incorporated herein by reference.

(10)(a)(i) Agreement of Sale and attachment thereto relating to the sale of the El Dorado Hills Apartments previously filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated June 7, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of El Dorado Hills Apartments previously filed as Exhibit (10)(a)(ii) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of El Dorado Hills Apartments previously filed as Exhibit (10)(a)(iii) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of the American Way Mall previously filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated June 7, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the American Way Mall previously filed as Exhibit (10)(b)(ii) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale relating to the sale of the American Way Mall previously filed as Exhibit (99)(b) to the Registrant's Current Report on Form 8-K dated September 26, 1996, is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Providence Square Apartments previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated September 26, 1996 is incorporated herein by reference.

(ii) Agreement relating to the sale of Providence Square Apartments, Charlotte, North Carolina, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated September 26, 1996 is incorporated herein by reference.

(iii) Amendment No. 1 to Agreement of Sale relating to the sale of Providence Square Apartments, Charlotte, North Carolina, previously filed as Exhibit
(2)(c) to the Registrant's Current Report on Form 8-K dated September 26, 1996 is incorporated herein by reference.

(iv) Letter Agreement relating to the sale of Providence Square Apartments, Charlotte, North Carolina, previously filed as Exhibit (2)(d) to the Registrant's Current Report on Form 8-K dated September 26, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.

(99) Second Amendment to Agreement of Sale relating to the sale of Storage USA of Norcross, Norcross, Georgia, is attached hereto.

(b) Reports on Form 8-K: (i) A Current Report on Form 8-K dated August 19, 1996 was filed reporting the sale of the Willow Lawn Self-Storage Facility, Richmond, Virginia, and the sale of the El Dorado Hills Apartments, San Diego, California

(ii) A Current Report on Form 8-K dated September 26, 1996 was filed reporting the execution of contracts for the sale of Providence Square Apartments, Charlotte, North Carolina, and Storage USA of Norcross, Norcross, Georgia, and the extension of the closing date of the sale of American Way Mall, Fairfield, New Jersey.

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



                              By:  /s/ Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial Officer
                                  (Principal Accounting Officer) of Balcor
                                  Current Income Partners-85, the General
                                  Partner



Date:  November 14, 1996
      -----------------------------