Form 10-K
period 1996-12-31
BALCOR CURRENT INCOME FUND 85
filed 1997-03-26
CIK 763697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------

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

The Registrant utilized the net offering proceeds to acquire five real property investments. The Registrant sold two properties during 1996 and the remaining three properties described under "Item 2. Properties" were sold in 1997. The Partnership Agreement generally provides that the proceeds of any sale or refinancing will not be reinvested in new acquisitions, except that proceeds may be used to purchase or finance improvements or additions to any of the Registrant's properties.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

The investment market for apartments was excellent during 1996 due to a number of factors. Investor interest was strong, driven primarily by institutions, as Real Estate Investment Trusts aggressively expanded their portfolios and pension funds viewed apartments as an attractive asset class due to their perceived low volatility and the emergence of large professional property management companies. Operationally, existing apartment properties registered on a national basis occupancy in the mid 90's and rental rate increases of 3-4% in 1996. While above the rate of inflation, the rate of rental growth in 1996 was below that of the previous two years suggesting that the apartment cycle may have plateaued, especially as the impact of new construction in many areas is being felt. While 1997 is projected to be another solid year, values should begin to level off as capitalization rates move upward continuing a trend which began during the second half of 1996.

The outlook for the retail sector of the investment real estate industry is uncertain for 1997. The retail industry is being simultaneously impacted by a number of factors which are likely to affect values for quite some time. As retailers battle to gain market dominance, tenant bankruptcies have grown. Consolidation among retailers has and is expected to continue to occur. Unlike other asset classes, new construction of power centers went unabated in the early 1990's, creating an oversupply of space including "big box" anchor tenant space. Regional malls, which are not the dominant center in the market, face continued out-migration of retailers to the power centers. Finally shopping patterns continue to shift due to the aging baby boomers, high consumer debt, alternative distribution channels, and the greater emphasis on entertainment. As a result, the capital requirements necessary to maintain a shopping center's competitiveness are all significant, but with uncertain returns. The Registrant believes there is significant risk to holding retail assets for future upside potential.

During August 1996, the Registrant sold the El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility for $29,350,000 and $5,603,470, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.

During January 1997, the Registrant sold the American Way Mall in an all cash sale for $5,500,000. During February 1997, the Registrant sold the Providence Square Apartments and the Storage USA of Norcross Self-Storage Facility for $25,010,000 and $3,250,000, respectively. See Item 1. "Other Information" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" for additional information.

The Registrant sold its remaining properties during 1997. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in Item 3. "Legal Proceedings". In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency arises, reserves may be held by the Registrant for a longer period of time.

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

Other Information
-----------------

American Way Mall
-----------------

As previously reported, on June 7, 1996, the Registrant contracted to sell American Way Mall, Fairfield, New Jersey, to an unaffiliated party, Robert Heidenberg. The sale closed on January 21, 1997. The sale price was $5,500,000. The purchaser assigned its rights under the agreement of sale and title to the property was conveyed to three parties, Closter Fairfield Associates, L.L.C., Fairfield NJ Commercial Associates Limited Partnership and Albemarle Fairfield LLC. From the proceeds of the sale, the Registrant paid $156,000 to an unaffiliated party as a brokerage commission and $48,082 in closing costs. In addition, the agreement of sale provided that, if the purchaser transfers any portion of the property to a specified third party prior to February 25, 1997, the Registrant is entitled to a specified portion of the net proceeds from the transfer. The Registrant received $421,737 pursuant to this provision. The Registrant received the remaining proceeds of approximately $5,296,000.

Providence Square Apartments
----------------------------

As previously reported, on October 17, 1996, the Registrant contracted to sell Providence Square Apartments, Charlotte, North Carolina, to an unaffiliated party, Group One Investments, Inc., an Illinois corporation, for a sale price of $20,510,000. The Registrant also executed an agreement to sell to the purchaser the personal property located at the property for a net sale price of $4,500,000. The purchaser assigned its rights under the agreement of sale and the personal property sale agreement to three affiliates, The Corners Limited Partnership, Indian Ridge Limited Partnership, and 101 East Oak, L.L.C. The closing was extended and the sale closed on February 19, 1997. The purchaser acquired the real property subject to the existing first mortgage loan which had an outstanding principal balance of $16,789,620 at closing. From the proceeds of the sale, the Registrant paid $167,896 in fees relating to the assumption of the mortgage loan by the purchaser, $312,938 to an unaffiliated party as a brokerage commission, $191,325 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property and $79,500 in closing costs. The Registrant received the remaining proceeds of approximately $7,469,000. Of such proceeds, $250,000 will not be available for use or distribution by the Registrant until May 1997.

Storage USA of Norcross Self-Storage Facility
----------------------------------------------

As previously reported, on September 26, 1996, the Registrant contracted to sell Storage USA of Norcross Self-Storage Facility, Norcross, Georgia, to an unaffiliated party, Storage Trust Properties, L.P., a Delaware limited partnership, for a sale price of $3,300,000. The Registrant and the purchaser agreed to reduce the sale price to $3,250,000. The Registrant and the purchaser also agreed to extend the closing date from December 10, 1996 and the sale closed on February 26, 1997. From the proceeds of the sale, the Registrant paid $24,803 in closing costs and received the remaining proceeds of approximately $3,225,000.

Item 2. Properties
------------------

As of December 31, 1996, the Registrant owned the three properties described below, all of which are owned in fee simple:

Location                     Description of Property
--------                      -----------------------

Fairfield, New Jersey      * American Way Mall: a neighborhood shopping center
                             containing approximately 140,210 square feet located on approximately 13 acres.

Charlotte, North Carolina  * Providence Square Apartments: a 473-unit apartment complex located on approximately 69 acres.

Norcross, Georgia          * Storage USA of Norcross Mini-Warehouse: a
                             self-storage facility containing 586 units on approximately 4 acres.

* This property was sold during 1997. See Note 14 of Notes to the Financial Statements for additional information.

Providence Square Apartments was held subject to a mortgage loan.

The average occupancy rates and effective average rent per unit for each of the last five years for the residential property owned by the Registrant at December 31,1996, are below. Apartment units in this property are rented with leases of one year or less, with no tenant occupying greater than 10% of the property.

                        1996     1995      1994      1993      1992
Providence Square
   Occupancy rate        94%      93%       96%       93%       82%
   Effective rent       $776     $777      $716      $663      $599

The average occupancy rates and the effective average rate per square foot for each of the last five years for the two commercial properties owned by the Registrant at December 31, 1996, are described below. No tenant occupies 10% or more of the leasable square feet of any commercial property.

                        1996     1995      1994      1993      1992
American Way Mall
  Occupancy rate         31%      45%       63%       95%       88%
  Effective rate       $7.27    $8.54    $12.31     $9.40    $10.44

Storage USA of Norcross
   Occupancy rate        78%      88%       96%       94%       89%
   Effective rate      $7.79    $8.18     $7.68     $7.35     $6.99

Real estate taxes incurred in 1996 for the above residential and commercial properties totaled $482,652.

The Federal tax basis of the Registrant's properties totaled $30,044,161 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the properties are depreciated over useful lives ranging from 15 to 18 years, using the ACRS method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by he predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the actions. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions see Financial Statements, Statements of Partners' Capital, and Item 7. Liquidity and Capital Resources, below.

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 3,735.

Item 6. Selected Financial Data
-------------------------------

                                     Year ended December 31,

                ---------------------------------------------------------------
                    1996         1995         1994         1993        1992
                -----------  -----------  ------------  -----------  ----------

Total income     $8,187,202  $10,007,275  $10,366,096   $10,016,645 $ 9,112,704
Provision for
  investment
  property
  write-downs          None         None    6,700,000          None   3,400,000
Loss before
  gains on sales
  of properties
  and extraordinary
  item            (388,289)    (436,493)  (7,389,060)   (1,075,433) (5,549,632)
Net income
  (loss)          8,986,361    (975,964)  (7,389,060)   (1,075,433) (4,989,632)
Net income (loss)
  per Limited
  Partnership
  Interest           155.88      (16.93)     (128.17)       (18.65)     (86.55)
Total assets     22,779,071   52,642,536   50,448,385    57,538,005  59,087,119
Mortgage notes
  payable        16,803,395   33,824,504   29,854,081    29,560,964  29,657,223
Distributions per
  Limited Partner-
  ship Interest (A)  389.62        12.31         None          None        None

(A) These amounts include a distribution of original capital of $367.81 per Limited Partnership Interest for 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------

During 1996, Balcor Current Income Fund-85 A Real Estate Limited Partnership (the "Partnership") sold the El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility and recognized significant gains on these sales which resulted in net income during 1996 as compared to a net loss during each of 1995 and 1994. During 1994, the Partnership determined that the asset value of the American Way Mall had been impaired. Accordingly, the Partnership recognized a provision for investment property write-down which contributed to the net loss generated by the Partnership during 1994. Further discussion of the Partnership's operations are summarized below.

1996 Compared to 1995
---------------------

Rental and service income decreased in 1996 as compared to 1995 primarily due to the sales of El Dorado Hills Apartments and Willow Lawn Self-Storage Facility in August 1996 and a decrease in occupancy at American Way Mall.

Interest expense on mortgage notes payable decreased in 1996 as compared to 1995 due to the sale of El Dorado Hills Apartments and due to lower interest rates as a result of the 1995 refinancing described below. In September 1995, the Partnership refinanced the mortgage loan secured by the Providence Square Apartments, Storage USA of Norcross and Willow Lawn self-storage facilities. The Partnership obtained a new mortgage loan secured by the Providence Square Apartments, which carried a lower interest rate than the prior financing.

Depreciation expense decreased in 1996 as compared to 1995 due to the sales of El Dorado Hills Apartments and Willow Lawn Self-Storage Facility.

Amortization of deferred expenses decreased in 1996 as compared to 1995 due to the sale of El Dorado Hills Apartments and due to the 1995 refinancing.

Real estate tax expense decreased during 1996 as compared to 1995 due to the sales of El Dorado Hills Apartments and Willow Lawn Self-Storage Facility and due to a reduction in the assessed value of American Way Mall received from the taxing authority in the second quarter of 1996.

Property management fees decreased in 1996 as compared to 1995 due to the sales of El Dorado Hills Apartments and Willow Lawn Self-Storage Facility.

Administrative expenses decreased in 1996 as compared to 1995 due to lower portfolio management, professional and legal fees relating to the unsuccessful sale negotiations for American Way Mall in 1995.

The Partnership sold the El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility and recognized gains on the sales of these properties totaling $9,666,645 in 1996.

In connection with the sale of El Dorado Hills Apartments, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $291,995. This amount was recognized as an extraordinary item and is classified as debt extinguishment expense in 1996. During 1995, the first mortgages collateralized by El Dorado Hills and Providence Square apartment complexes and the Storage USA at Norcross and Willow Lawn self-storage facilities were refinanced, and prepayment penalties of $490,747 were incurred. In conjunction with the refinancing of the Partnership's mortgage loans, the remaining unamortized deferred expenses of $48,724 relating to the previous loans were written off. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses in 1995.

1995 Compared to 1994
---------------------

Rental and service income decreased during 1995 as compared to 1994 primarily as a result of a decrease in occupancy at American Way Mall. The lower occupancy at American Way Mall resulted in overall decrease of approximately $809,000 in rental income which was partially offset by an increase of approximately $321,000 in rental income at Providence Square Apartments, due to increased average rental rates and occupancy.

Increased cash available for short-term investment, primarily from the net proceeds received in connection with the Partnership's mortgage loan refinancings, and higher average interest rates were the primary reasons for an increase in interest income on short-term investments during 1995 as compared to 1994.

During the latter part of 1994, the Partnership determined that the value of the American Way Mall had been impaired. As a result, the property was written down to the Partnership's best estimate of the property's fair value, and a $6,700,000 provision for investment property write-down was recognized in 1994. Due to the property write-down recognized in 1994 on American Way Mall, depreciation expense decreased in 1995 as compared to 1994.

The Partnership refinanced its mortgage loans during 1995 and the fees associated with the refinancing are being amortized over the term of the new mortgage loans. Since the terms of the new mortgage loans were longer than the terms of the prior mortgage loans, amortization of deferred expenses decreased during 1995 as compared to 1994.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $2,966,000 as of December 31, 1996 when compared to December 31, 1995 primarily due to the distribution of cash reserves and proceeds from the August 1996 property sales. In 1996, the Partnership received cash totaling approximately $1,604,000 from its operating activities which consisted primarily of cash flow generated from property operations which was partially offset by the payment of administrative expenses. The Partnership also received cash of approximately $17,452,000 from investing activities consisting of proceeds received from the sales of the El Dorado Hills Apartments and Willow Lawn Self-Storage Facility. The Partnership used cash of approximately $22,021,000 to fund its financing activities which consisted primarily of the payment of distributions of approximately $22,237,000 to Limited Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments, unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments where applicable. Providence Square Apartments is the only property that had underlying debt at December 31, 1996, and El Dorado Hills Apartments had underlying debt prior to its sale in August 1996. During 1996 and 1995, the Providence Square Apartments and the Storage USA at Norcross Self-Storage Facility generated positive cash flow after applicable debt service payments. The American Way Mall, which does not have underlying debt, generated a significant cash flow deficit during 1996 as compared to a marginal cash flow deficit during the same period in 1995 due to lower rental and service income resulting from lower occupancy. The El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility, which were sold in August 1996, both generated positive cash flow in 1995, and during 1996 prior to their sale. As of December 31, 1996, the occupancy rates at the Providence Square Apartments, Storage USA of Norcross Self-Storage Facility and American Way Mall were 91%, 78% and 31%, respectively. These properties were sold in 1997.

As discussed below, during 1996, the Partnership sold the El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility and during 1997, sold its remaining properties, the American Way Mall, Providence Square Apartments and Storage USA of Norcross Self-Storage Facility. A majority of the proceeds from the sales will be distributed to Limited Partners in 1997. The Partnership will retain a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exists or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Item 3 "Legal Proceedings". In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

In August 1996, the Partnership sold the El Dorado Hills Apartments for $29,350,000. The purchaser of the El Dorado Hills Apartments took title subject to the existing first mortgage loan in the amount of $16,771,749. From the proceeds of the sale, the Partnership paid $707,859 in selling costs. The remainder of the proceeds were distributed as a special distribution to the Limited Partners in October 1996. See Note 10 of Notes to Financial Statements for additional information.

In August 1996, the Partnership sold the Willow Lawn Storage Facility in an all cash sale for $5,603,470. From the proceeds of the sale, the Partnership paid $21,770 in selling costs. The remainder of the proceeds were distributed as a special distribution to Limited Partners in October 1996. See Note 10 of Notes to Financial Statements for additional information.

In January 1997, the Partnership sold the American Way Mall in an all cash sale for $5,500,000. From the proceeds of the sale, the Partnership paid $204,082 in selling costs. The remainder of the available proceeds will be distributed to the Limited Partners in 1997. See Note 14 of Notes to the Financial Statements for additional information.

In February 1997, the Partnership sold the Providence Square Apartments and the personal property located thereon for a net price of $25,010,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $16,789,620. From the proceeds of the sale, the Partnership paid $751,659 in selling costs. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the Partnership until May 1997. A majority of the remaining available proceeds will be distributed to the Limited Partners in 1997. See Note 14 of Notes to the Financial Statements for additional information.

In February 1997, the Partnership sold the Storage USA of Norcross Self-Storage Facility in an all cash sale for $3,250,000. From the proceeds of the sale, the Partnership paid $24,803 in selling costs. The remainder of the available proceeds will be distributed to the Limited Partners in 1997. See Note 14 of Notes to the Financial Statements for additional information.

The Partnership made distributions totaling $389.62 and $12.31 per Interest in 1996 and 1995, respectively. See Statement of Partner's Capital for additional information. Distributions were comprised of $21.81 per Interest of Net Cash Receipts and $367.81 per Interest of Net Cash Proceeds in 1996 and, $12.31 per Interest of Net Cash Receipts in 1995.

In January 1997, the Partnership made a distribution of $240,650 ($4.22 per Interest) to the holders of Limited Partnership Interests representing a quarterly distribution of Net Cash Receipts. Including the January 1997 distribution, Limited Partners have received distributions of Net Cash Receipts of $173.34 and Net Cash Proceeds of $382.81, totaling $556.15 per $1,000 Interest. In light of results to date, the General Partner does not anticipate that investors will recover all of their original investment.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:


                         December 31, 1996         December 31, 1995
                      -----------------------   -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets         $22,779,071   $14,575,700  $52,642,536  $51,594,818

Partners' capital
  accounts (deficit):
    General Partner     (153,527)     (125,316)    (243,391)      33,943
    Limited Partners   5,355,042    11,211,506   18,695,717   17,393,870

Net (loss) income:
  General Partner         89,864      (159,259)      (9,759)      91,956
  Limited Partners     8,896,497    16,054,808     (966,205)  (1,611,892)

  Per Limited Part-
    nership Interest       155.88       281.30       (16.93)       (28.24)

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

The reports of Ernst & Young LLP on the Registrant's financial statements for each of the two fiscal years ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Current Income Partners-85, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                         OFFICERS

Chairman, President and Chief
   Executive Officer               Thomas E. Meador
Senior Vice President              Alexander J. Darragh
Senior Vice President              James E. Mendelson
Senior Vice President              John K. Powell, Jr.
Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $1,390 in 1996 with respect to one of the executive officers and directors of Balcor Current Income Partners-85, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See
Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

(b) Balcor Current Income Partners-85 and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
          Interests            158 Interests     Less than 1%

Relatives and affiliates of the officers and partners of the General Partner do not own any additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

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

(4) Amended and Restated Form of Subscription Agreement set forth as
Exhibit 4.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-11 dated August 16, 1985 (Registration No. 2-95910), and Form of Confirmation regarding Interests in the Partnership set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 are incorporated herein by reference.

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

(b)(i) Agreement of Sale and attachment thereto relating to the sale of the American Way Mall previously filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated June 7, 1996, is incorporated herein by reference.

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

(iv) Third Amendment to Agreement of Sale relating to the sale of American Way Mall, Fairfield, New Jersey, is attached hereto.

(v) Fourth Amendment to Agreement of Sale relating to the sale of American Way Mall, Fairfield, New Jersey, is attached hereto.

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

(iii) Amendment No. 1 to Agreement of Sale relating to the sale of Providence Square Apartments, Charlotte, North Carolina, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated September 26, 1996 is incorporated herein by reference.

(iv) Letter Agreement relating to the sale of Providence Square Apartments, Charlotte, North Carolina, previously filed as Exhibit (2)(d) to the Registrant's Current Report on Form 8-K dated September 26, 1996 is incorporated herein by reference.

(v) Amendment No. 2 to Agreement of Sale relating to the sale of Providence Square Apartments, Charlotte, North Carolina, is attached hereto.

(vi) Letter dated December 17, 1996 relating to the sale of Providence Square Apartments, Charlotte, North Carolina, is attached hereto.

(vii) Amendment No. 3 to Agreement of Sale relating to the sale of Providence Square Apartments, Charlotte, North Carolina, is attached hereto.

(16) Letter from Ernst & Young L.L.P. dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-14352) is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(99)(a)(i)Third Amendment to Agreement of Sale relating to the sale of Storage USA of Norcross Self-Storage Facility, Norcross, Georgia, is attached hereto.

(ii) Fourth Amendment to Agreement of Sale relating to the sale of Storage USA of Norcross Self-Storage Facility, Norcross, Georgia, is attached hereto.

(iii) Fifth Amendment to Agreement of Sale relating to the sale of Storage USA of Norcross Self-Storage Facility, Norcross, Georgia, is attached hereto.

(iv) Sixth Amendment to Agreement of Sale relating to the sale of Storage USA of Norcross Self-Storage Facility, Norcross, Georgia, is attached hereto.

(v) Seventh Amendment to Agreement of Sale relating to the sale of Storage USA of Norcross Self-Storage Facility, Norcross, Georgia, is attached hereto.

(vi) Eighth Amendment to Agreement of Sale relating to the sale of Storage USA of Norcross Self-Storage Facility, Norcross, Georgia, is attached hereto.

(vii) Ninth Amendment to Agreement of Sale relating to the sale of Storage USA of Norcross Self-Storage Facility, Norcross, Georgia, is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated September 26, 1996 was filed reporting the execution of contracts for the sale of Providence Square Apartments, Charlotte, North Carolina, and Storage USA of Norcross Self-Storage Facility, Norcross, Georgia, and the extension of the closing date of the sale of American Way Mall, Fairfield, New Jersey.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR CURRENT INCOME FUND-85
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By:  /s/ Jayne A. Kosik
                             -----------------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal Accounting
                             Officer) of Balcor Current
                             Income Partners-85, the General Partner

Date: March 26, 1997
      --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Current Income
/s/ Thomas E. Meador     Partners-85, the General Partner    March 26, 1997
--------------------                                        ---------------
  Thomas E. Meador

                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of Balcor
                         Current Income Partners-85,
/s/ Jayne A. Kosik       the General Partner                 March 26, 1997
--------------------                                       ---------------
   Jayne A. Kosik

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1996

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Current Income Fund-85
A Real Estate Limited Partnership:

We have audited the accompanying balance sheets of Balcor Current Income Fund-85 A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1996 and 1995 and the related statements of partners' capital, income and expenses, and cash flows for each of the two years in the period ended December 31, 1996. We have also audited the accompanying financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Current Income Fund-85
A Real Estate Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon disposition of all its interests in real estate. On February 26, 1997, the Partnership disposed of its remaining real estate asset. Upon resolution of the litigation described in
Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.

                              COOPERS & LYBRAND L.L.P.



Chicago, Illinois
March 20, 1997

                        REPORT OF INDEPENDENT AUDITORS

To the Partners of
Balcor Current Income Fund-85
A Real Estate Limited Partnership:

We have audited the accompanying statements of partners' capital, income and expenses and cash flows of Balcor Current Income Fund-85 A Real Estate Limited Partnership (An Illinois Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Balcor Current Income Fund-85 A Real Estate Limited Partnership for the year ended December 31, 1994, in conformity with generally accepted accounting principles.






                                        ERNST & YOUNG LLP




Chicago, Illinois
March 1, 1995

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                  1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  2,509,984    $  5,475,539
Escrow deposits                                   416,773         909,293
Prepaid expenses                                   54,726          35,463
Accounts and accrued interest receivable          102,578         157,490
Deferred expenses, net of accumulated
  amortization of $56,916 in 1996 and
  $23,383 in 1995                                 261,816         631,343
                                             -------------   -------------
                                                3,345,877       7,209,128
                                             -------------   -------------
Investment in real estate:
  Land                                          3,440,509      10,567,930
  Buildings and improvements                   29,537,388      58,506,072
                                             -------------   -------------
                                               32,977,897      69,074,002
  Less accumulated depreciation                13,544,703      23,640,594
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     19,433,194      45,433,408
                                             -------------   -------------
                                             $ 22,779,071    $ 52,642,536
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    291,536    $     61,352
Due to affiliates                                  97,071          23,216
Other liabilities                                 294,801          23,314
Security deposits                                  90,753         257,824
Mortgage notes payable                         16,803,395      33,824,504
                                             -------------   -------------
    Total liabilities                          17,577,556      34,190,210
                                             -------------   -------------
Commitments and contingencies

Limited Partners' capital (57,074
  Interests issued and outstanding)             5,355,042      18,695,717
General Partner's deficit                        (153,527)       (243,391)
                                             -------------   -------------
    Total partners' capital                     5,201,515      18,452,326
                                             -------------   -------------
                                             $ 22,779,071    $ 52,642,536
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995 and 1994


                                    Partners' Capital (Deficit) Accounts
                                 ------------- ------------- -------------
                                                  General       Limited
                                     Total        Partner       Partners
                                 ------------- ------------- -------------

Balance at December 31, 1993     $ 27,519,931  $   (159,741) $ 27,679,672

Net loss for the year
  ended December 31, 1994          (7,389,060)      (73,891)   (7,315,169)
                                 ------------- ------------- -------------
Balance at December 31, 1994       20,130,871      (233,632)   20,364,503

Cash distribution (A)                (702,581)                   (702,581)

Net loss for the year
  ended December 31, 1995            (975,964)       (9,759)     (966,205)
                                 ------------- ------------- -------------
Balance at December 31, 1995       18,452,326      (243,391)   18,695,717

Cash distributions (A)            (22,237,172)                (22,237,172)

Net income for the year
  ended December 31, 1996           8,986,361        89,864     8,896,497

                                 ------------- ------------- -------------
Balance at December 31, 1996     $  5,201,515  $   (153,527) $  5,355,042
                                 ============= ============= =============



(A) Summary of cash distributions paid per Interest:

                                       1996          1995
                                  ------------  ------------
                   First Quarter       $47.31          None
                  Second Quarter        27.50          None
                   Third Quarter         5.00          None
                  Fourth Quarter       309.81        $12.31


The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995          1994
                                 ------------- ------------- -------------
Income:
  Rental and service             $  7,937,839  $  9,774,233  $ 10,261,850
  Interest on short-term
    investments                       249,363       233,042       104,246
                                 ------------- ------------- -------------
    Total income                    8,187,202    10,007,275    10,366,096
                                 ------------- ------------- -------------

Expenses:
  Interest on mortgage
    notes payable                   2,112,567     2,893,638     3,018,612
  Depreciation                      1,443,018     1,749,574     2,015,073
  Amortization of deferred
    expenses                           77,532       152,423       182,173
  Property operating                3,406,567     3,715,619     4,231,189
  Real estate taxes                   700,127       931,134       690,010
  Property management fees            399,491       492,664       533,154
  Administrative                      436,189       508,716       384,945
  Provision for investment
    property writedown                                          6,700,000
                                 ------------- ------------- -------------
    Total expenses                  8,575,491    10,443,768    17,755,156
                                 ------------- ------------- -------------
Loss before gains on sales of
  properties and extraordinary
  item                               (388,289)     (436,493)   (7,389,060)

Gains on sales of properties        9,666,645
                                 ------------- ------------- -------------
Income (loss) before extraordinary
  item                              9,278,356      (436,493)   (7,389,060)

Extraordinary item:
  Debt extinguishment expenses       (291,995)     (539,471)
                                 ------------- ------------- -------------
Net income (loss)                $  8,986,361  $   (975,964) $ (7,389,060)
                                 ============= ============= =============
Income (loss) before extraordinary
  item allocated to General
  Partner                        $     92,784  $     (4,365) $    (73,891)
                                 ============= ============= =============

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)


Income (loss) before extraordinary
  item allocated to Limited
  Partners                       $  9,185,572  $   (432,128) $ (7,315,169)
                                 ============= ============= =============
Income (loss) before extraordinary
  item per Limited Partnership
  Interest (57,074 issued
  and outstanding)               $     160.94  $      (7.57) $    (128.17)
                                 ============= ============= =============

Extraordinary item allocated
  to General Partner             $     (2,920) $     (5,394)         NONE
                                 ============= ============= =============
Extraordinary item allocated
  to Limited Partners            $   (289,075) $   (534,077)         NONE
                                 ============= ============= =============
Extraordinary item per Limited
  Partnership Interest (57,074
  issued and outstanding)        $      (5.06) $      (9.36)         NONE
                                 ============= ============= =============
Net income (loss) allocated to
  General Partner                $     89,864  $     (9,759) $    (73,891)
                                 ============= ============= =============
Net income (loss) allocated to
  Limited Partners               $  8,896,497  $   (966,205) $ (7,315,169)
                                 ============= ============= =============
Net income (loss) per Limited
  Partnership Interest (57,074
  issued and outstanding)        $     155.88  $     (16.93) $    (128.17)
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995          1994
                                 ------------- ------------- -------------
Operating activities:
  Net income (loss)              $  8,986,361  $   (975,964) $ (7,389,060)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Extraordinary item:
        Debt extinguishment
          expenses                    291,995        48,724
      Gains on sales of properties (9,666,645)
      Depreciation of properties    1,443,018     1,749,574     2,015,073
      Amortization of deferred
        expenses                       77,532       152,423       182,173
      Provision for investment
        property writedown                                      6,700,000
      Net change in:
        Escrow deposits                27,480      (265,498)
        Accounts and accrued
          interest receivable          54,912        57,628       (56,505)
        Prepaid expenses              (19,263)      (35,463)
        Accounts payable              230,184       (26,645)      (11,211)
        Due to affiliates              73,855       (49,106)       19,037
        Other liabilities             271,487        23,314
        Security deposits            (167,071)      (45,290)       (1,503)
                                 ------------- ------------- -------------
  Net cash provided by
    operating activities            1,603,845       633,697     1,458,004
                                 ------------- ------------- -------------
Investing activities:
  Proceeds from sales of
    properties                     18,181,721
  Payment of selling costs           (729,629)
                                 -------------
  Net cash provided by investing
    activities                     17,452,092
                                 -------------
Financing activities:
  Distributions to
    Limited Partners              (22,237,172)     (702,581)
  Repayment of mortgage notes
    payable                                     (29,427,232)
  Principal payments on
    mortgage notes payable           (249,360)     (502,345)     (600,028)

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

  Proceeds from issuance of
    mortgage notes payable                       33,900,000       893,145
  Payment of deferred expenses                     (654,726)
  Release of improvement escrows      465,040
  Funding of improvement escrows                   (643,795)
                                 ------------- ------------- -------------
  Net cash provided by or used
    in financing activities       (22,021,492)    1,969,321       293,117
                                 ------------- ------------- -------------
Net change in cash and cash
  equivalents                      (2,965,555)    2,603,018     1,751,121
Cash and cash equivalents at
  beginning of year                 5,475,539     2,872,521     1,121,400
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of year                    $  2,509,984  $  5,475,539  $  2,872,521
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

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Current Income Fund-85 A Real Estate Limited Partnership (the "Partnership") was engaged in the operation of residential, retail and mini-storage real estate located in various markets within the United States. The Partnership sold its last property in February 1997.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility and during 1997, sold its remaining properties, the American Way Mall, Providence Square Apartments, and Storage USA of Norcross Self-Storage Facility. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exists or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 13 of Notes to the Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

(c) Effective January 1, 1995 the partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of mortgage loan refinancing fees which are amortized over the terms of the respective agreements. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

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

(h) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income included reimbursements for operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(i) A reclassification has been made to the previously reported 1994 financial statements to conform with the classification used in 1995 and 1996. This reclassification has not changed the 1994 results.

4. Partnership Agreement:

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

5. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1996 and 1995 consisted of the following:
                   Carrying     Carrying  Current Final
Property           Amount of   Amount of   Inter- Matur-  Current   Estimated
Pledged as         Notes at     Notes at    est    ity    Monthly    Balloon
Collateral         12/31/96     12/31/95    Rate   Date   Payment    Payment
------------      -----------  ----------- -------------- --------- -----------

El Dorado Hills
Apartments (A)(B)        None  $16,862,363   (B)    (B)         (B)         (B)

Providence
Square Apart-
ments  (A)(C)     $16,803,395   16,962,141   7.53%  2002  $119,216 $15,639,631
                  -----------  -----------

  Total           $16,803,395  $33,824,504
                  ===========  ===========

(A) In September 1995, the Partnership refinanced the mortgage loan collateralized by the El Dorado Hills Apartments and the mortgage loan collateralized by Providence Square Apartments, Storage USA of Norcross and Willow Lawn Self-Storage Facilities. The Partnership obtained two new mortgage loans of $16,900,000 and $17,000,000 which are collateralized by El Dorado Hills and Providence Square Apartments, respectively. The interest rates decreased from 10.02% to 7.53%, the maturity dates were extended from December 1995 to October 2002 and the total monthly payments decreased from $311,038 to $237,731. A portion of the proceeds from the new El Dorado Hills and Providence Square loans was used to repay the existing mortgage loans of $16,039,332 and $13,387,900, as well as prepayment penalties of $490,747.

(B) This property was sold in August 1996. See Note 10 of Notes to the Financial Statements for additional information.

(C) This property was sold in February 1997. See Note 14 of Notes to the Financial Statements for additional information.

The Partnership's loans described above required current monthly payments of principal and interest.

Real estate with an aggregate carrying value of $13,708,677 at December 31, 1996 was pledged as collateral for repayment of mortgage loans.

During 1996, 1995 and 1994, the Partnership incurred and paid interest expense on mortgage notes payable of $2,112,567, $2,893,638 and $3,018,612.

6. Management Agreements:

The El Dorado Hills and Providence Square apartment complexes were managed by a third-party management company. These management agreements provide for annual fees of 5% of gross operating revenues.

American Way Mall was also managed by a third-party management company for fees that ranged from 3% to 6% of adjusted gross operating revenues.

Willow Lawn Self-Storage Facility was managed by a third-party management company for annual fees equal to the greater of 5% of gross operating revenues or $12,000.

The Storage USA of Norcross Self-Storage Facility was managed by a third-party management company for annual fees of 6% of gross operating revenues.

7. Provision for Investment Property Writedown:

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

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $6,909,188 less than the tax income of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:


                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                         ---------------  ---------------- ----------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                         -------- ------- -------- ------- -------- -------

Property management fees     None    None     None    None $535,138    None

Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            $15,706 $14,891  $39,422  $2,844   71,533 $28,892
    Data processing           911    None   14,844     429   30,877   8,303
    Investment processing   1,950   1,849   12,424     849    7,275   2,939
    Investor communication   None    None    7,062    None   12,205   4,929
    Legal                   9,219   8,742   17,181   1,605    8,179   3,303
    Portfolio management   76,789  71,589  147,085  17,489   59,347  23,956


The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $11,764, $55,606 and $86,566 for 1996, 1995 and 1994, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed three of the Partnership's properties until the affiliate was sold to a third party in November 1994.

10.  Property Sales:

(a) In August 1996, the Partnership sold the El Dorado Hills Apartments for $29,350,000. The purchaser of the El Dorado Hills Apartments took title subject to the existing first mortgage loan in the amount of $16,771,749. From the proceeds of the sale, the Partnership paid $707,859 in selling costs. The basis of the property was $22,380,642, which is net of accumulated depreciation of $10,703,315. For financial statement purposes, the Partnership recognized a gain of $6,261,499 from the sale of this property.

(b) In August 1996, the Partnership sold the Willow Lawn Self-Storage Facility in an all cash sale for $5,603,470. From the proceeds of the sale, the Partnership paid $21,770 in selling costs. The basis of the property was $2,176,554, which is net of accumulated depreciation of $835,594. For financial statement purposes, the Partnership recognized a gain of $3,405,146 from the sale of this property.

11. Extraordinary Item:

(a) In August 1996, the Partnership sold the El Dorado Hills Apartments. In connection with the sale, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $291,995. This amount was recognized as an extraordinary item and classified as debt extinguishment expense.

(b) As discussed in Note 5 of Notes to the Financial Statements, during September 1995 the mortgages collateralized by El Dorado Hills and Providence Square apartment complexes and Storage USA at Norcross and Willow Lawn Self-Storage facilities were refinanced and prepayment penalties of $490,747 were incurred. In conjunction with the refinancing of the mortgage loans, the remaining unamortized deferred expenses of $48,724 relating to the previous loans were written off. These amounts were recognized as extraordinary items and classified as debt extinguishment expenses.

12. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1996 and 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

13. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not yet been certified, and no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

14. Subsequent Events:

(a) In January 1997, the Partnership made a distribution of $240,650 ($4.22 per Interest) to the holders of Limited Partnership Interests representing a distribution of Net Cash Receipts of $4.22 per Interest for the fourth quarter of 1996.

(b) In January 1997, the Partnership sold the American Way Mall in an all cash sale for $5,500,000. From the proceeds of the sale, the Partnership paid $204,082 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $1,600,000 from the sale of this property during the first quarter 1997.

(c) In February 1997, the Partnership sold the Providence Square Apartments for $25,010,000. The purchaser of the Providence Square Apartments took title subject to the existing first mortgage loan in the amount of $16,789,620. From the proceeds of the sale, the Partnership paid $751,659 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $10,600,000 from the sale of this property during the first quarter 1997.

(d) In February 1997, the Partnership sold the Storage USA of Norcross Self-Storage Facility in an all cash sale for $3,250,000. From the proceeds of the sale, the Partnership paid $24,803 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $1,200,000 from the sale of this property during the first quarter 1997.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1996
        Col. A             Col. B          Col. C                     Col. D
------------------------   ------- ---------------------- ---------------------------------
                                        Initial Cost              Cost Adjustments
                                       to Partnership          Subsequent to Acquisition
                                   ---------------------- ---------------------------------
                                               Buildings              Carrying  Reduction
                           Encum-               and Im-     Improve-    Costs    of Basis
     Description           brances    Land    provements     ments      (a)       (b)
------------------------   ------- ---------- ----------- ---------- --------- ------------
Providence Square
  Apts., 473 units in
  Charlotte, NC              (e)   $2,000,000 $20,026,060               $47,979
Storage USA of Norcross,
  a 586 unit self-
  storage facility in
  Norcross, GA               (e)      430,000   2,571,410                10,401  $  (187,984)
American Way Mall
  a 140,210 sq.
  ft. shopping center
  in Fairfield, NJ           (e)    2,200,000  14,000,000  1,016,424    963,607  (10,100,000)
                                    --------- ----------- ---------- ---------- -------------
Total                              $4,630,000 $36,597,470 $1,016,424 $1,021,987 $(10,287,984)
                                   ========== =========== ========== ========== =============

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1996
                                               (Continued)
       Col. A                          Col. E                     Col. F      Col. G    Col. H      Col. I
-----------------------  ------------------------------------  ------------  ---------  ------  --------------
                               Gross Amounts at Which                                            Life Upon
                             Carried at Close of Period                                         Which Depre-
                         ------------------------------------                                    ciation in
                                      Buildings                 Accumulated    Date     Date    Latest Income
                                       and Im-       Total       Deprecia-    of Con-    Acq-     Statement
    Description             Land      provements     (c)(d)       tion(d)    struction  uired    is Computed
-----------------------  -----------  ----------  ------------  -----------  ---------  ------  --------------
Providence Square
  Apts., 473 units in
  Charlotte, NC (j)       $2,000,000  $20,074,039  $22,074,039   $8,365,362     (g)      11/85       (f)
Storage USA of Norcross,
  a 586 unit self-
  storage facility in
  Norcross, GA  (j)          404,549    2,419,278    2,823,827      826,251     (h)      12/86       (f)
American Way Outlet
  Mall, a 140,210 sq.
  ft. shopping center
  in Fairfield, NJ (i)     1,035,960    7,044,071    8,080,031    4,353,090    1982      12/86       (f)
                         -----------  -----------  -----------  -----------
      Total               $3,440,509  $29,537,388  $32,977,897  $13,544,703
                         ===========  ===========  ===========  ===========

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs and other related professional fees.

(b) The carrying basis of the American Way Mall was reduced during each of 1994 and 1992 due to a permanent impairment in the value of the property. In addition, guaranteed income earned on properties under the terms of certain management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income relates.

(c) The aggregate cost of land for Federal income tax purposes is $4,762,347 and the aggregate cost of buildings and improvements for Federal income tax purposes is $25,281,814. The total of these is $30,044,161.

(d)                        Reconciliation of Real Estate
                           ------------------------------

                                       1996         1995         1994
                                    ----------   ----------   ----------

Balance at beginning of year       $69,074,002  $69,074,002  $75,774,002

Deduction during the year:
  Investment property write-down                              (6,700,000)
  Cost of properties sold          (36,096,105)
                                   -----------  -----------  -----------
Balance at end of year             $32,977,897  $69,074,002  $69,074,002
                                   ===========  ===========  ===========


                  Reconciliation of Accumulated Depreciation
                  -------------------------------------------

                                       1996         1995         1994
                                    ----------   ----------   ----------

Balance at beginning of year       $23,640,594  $21,891,020  $19,875,947

Depreciation expense for the year 1,443,018 1,749,574 2,015,073 Accumulated depreciation of
     properties sold               (11,538,909)
                                   -----------  -----------  -----------
Balance at end of year             $13,544,703  $23,640,594  $21,891,020
                                   ===========  ===========  ===========

(e) See description of Mortgage Notes Payable in Note 5 of Notes to Financial Statements.

(f) Depreciation expense is computed based upon the following estimated useful lives:

                                                   Years
                                                   -----

               Buildings and improvements        27 to 30
               Furniture and fixtures               5

(g) This apartment complex was completed in three phases from 1971 to 1972.

(h) Phase I was completed in November 1983 and Phase II was completed in April 1987.

(i) In January 1997, this property was sold. See Note 14 of Notes to the Financial Statements for additional information.

(j) In February 1997, this property was sold. See Note 14 of Notes to the Financial Statements for additional information.