Form 10-K/A
period 1996-12-31
BALCOR CURRENT INCOME FUND 85
filed 1997-04-04
CIK 763697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR

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

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating to properties of the Partnership, as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BALCOR CURRENT INCOME FUND-85
                           A REAL ESTATE LIMITED PARTNERSHIP


                           By:  /s/ Jayne A. Kosik
                               --------------------------------
                                Jayne A. Kosik
                                Managing Director and Chief
                                Financial Officer (Principal Accounting
                                Officer) of Balcor Current
                                Income Partners-85, the General Partner

Date: April 4, 1997
      -------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                      Date
----------------------	---------------------------------  -------------
                        President and Chief Executive
                        Officer (Principal Executive
                        Officer) of Balcor Current Income
/s/ Thomas E. Meador    Partners-85, the General Partner   April 4, 1997
----------------------                                     -------------
    Thomas E. Meador

                        Managing Director and Chief
                        Financial Officer (Principal
                        Accounting Officer) of Balcor
                        Current Income Partners-85,
/s/ Jayne A. Kosik      the General Partner                April 4, 1997
--------------------                                       -------------
    Jayne A. Kosik