Form 10-Q
period 1997-03-31
BALCOR CURRENT INCOME FUND 85
filed 1997-05-13
CIK 763697

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS
                                                  1997            1996
                                            --------------  --------------
Cash and cash equivalents                   $  18,867,997   $   2,509,984
Escrow deposits                                                   416,773
Prepaid expenses                                    3,446          54,726
Accounts and accrued interest receivable          156,511         102,578
Deferred expenses, net of accumulated
  amortization of $56,916 in 1996                                 261,816
                                            --------------  --------------
                                               19,027,954       3,345,877
                                            --------------  --------------
Investment in real estate:
  Land                                                          3,440,509
  Buildings and improvements                                   29,537,388
                                                            --------------
                                                               32,977,897
  Less accumulated depreciation                                13,544,703
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                     19,433,194
                                            --------------  --------------
                                            $  19,027,954   $  22,779,071
                                            ==============  ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                            $     227,203   $     291,536
Due to affiliates                                  94,979          97,071
Other liabilities                                                 294,801
Security deposits                                                  90,753
Mortgage notes payable                                         16,803,395
                                            --------------  --------------
    Total liabilities                             322,182      17,577,556
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital (57,074
  Interests issued and outstanding)            18,771,807       5,355,042
General Partner's (deficit)                       (66,035)       (153,527)
                                            --------------  --------------
    Total partners' capital                    18,705,772       5,201,515
                                            --------------  --------------
                                            $  19,027,954   $  22,779,071
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)

                                                  1997            1996
                                            --------------  --------------
Income:
  Rental and service                        $     603,951   $   2,373,653
  Interest on short-term investments              150,355          46,527
  Other income                                    421,774
                                            --------------  --------------
    Total income                                1,176,080       2,420,180
                                            --------------  --------------

Expenses:
  Interest on mortgage notes payable              176,932         636,266
  Depreciation                                    105,764         437,394
  Amortization of deferred expenses                 6,324          23,383
  Property operating                              318,050         929,808
  Real estate taxes                               (88,438)        232,481
  Property management fees                         31,378         120,027
  Administrative                                   77,495          86,187
                                            --------------  --------------
    Total expenses                                627,505       2,465,546
                                            --------------  --------------
Income (loss) before gain on sales of
  properties and extraordinary item               548,575         (45,366)

Gain on sales of properties                    13,452,026
                                            --------------  --------------
Income (loss) before extraordinary item        14,000,601         (45,366)

Extraordinary item:
  Debt extinguishment expense                    (255,492)
                                            --------------  --------------
Net income (loss)                           $  13,745,109   $     (45,366)
                                            ==============  ==============
Income (loss) before extraordinary
  item allocated to General
  Partner                                   $      89,118   $        (454)
                                            ==============  ==============
Income (loss) before extraordinary
  item allocated to Limited
  Partners                                  $  13,911,483   $     (44,912)
                                            ==============  ==============
Income (loss) before extraordinary
  item per Limited Partnership Interest
  (57,074 issued and outstanding)           $      243.75   $       (0.79)
                                            ==============  ==============

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)
                                  (Continued)

Extraordinary item allocated to
  General Partner                           $      (1,626)           None
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                          $    (253,866)           None
                                            ==============  ==============
Extraodinary item per Limited
  Partnership Interest (57,074
  issued and outstanding)                   $       (4.45)           None
                                            ==============  ==============
Net income (loss) allocated to
  General Partner                           $      87,492   $        (454)
                                            ==============  ==============
Net income (loss) allocated to
  Limited Partners                          $  13,657,617   $     (44,912)
                                            ==============  ==============
Net income (loss) per Limited
  Partnership Interest (57,074
  issued and outstanding)                   $      239.30   $       (0.79)
                                            ==============  ==============
Distribution to Limited Partners            $     240,852   $   2,700,171
                                            ==============  ==============
Distribution per Limited Partnership
  Interest (57,074 issued and outstanding)  $        4.22   $       47.31
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)

                                                  1997            1996
                                            --------------  --------------
Operating activities:
  Net income (loss)                         $  13,745,109   $     (45,366)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
      Extraordinary item:
        Debt extinguishment expense               255,492
      Gain on sales of properties             (13,452,026)
      Depreciation of properties                  105,764         437,394
      Amortization of deferred expenses             6,324          23,383
      Net change in:
        Escrow deposits                           288,785        (113,040)
        Accounts receivable                       (53,933)         47,086
        Prepaid expenses                           51,280          25,923
        Accounts payable                          (64,333)         24,336
        Due to affiliates                          (2,092)         11,482
        Accrued liabilities                      (294,801)        127,349
        Security deposits                         (90,753)         (5,341)
                                            --------------  --------------
  Net cash provided by operating activities       494,816         533,206
                                            --------------  --------------
Investing activities:
  Proceeds from sales of properties            16,970,380
  Payment of selling costs                       (980,544)
                                            --------------
  Net cash provided by investing activities    15,989,836
                                            --------------
Financing activities:
  Distribution to Limited Partners               (240,852)     (2,700,171)
  Principal payments on mortgage notes
    payable                                       (13,775)        (76,926)
  Release of improvement escrows                  127,988
                                            --------------  --------------
  Net cash used in financing activities          (126,639)     (2,777,097)
                                            --------------  --------------

Net change in cash and cash equivalents        16,358,013      (2,243,891)
Cash and cash equivalents at beginning
  of period                                     2,509,984       5,475,539
                                            --------------  --------------

Cash and cash equivalents at end of period  $  18,867,997   $   3,231,648
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

(b) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income in 1997 for financial statement purposes.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold two properties. During 1997, the Partnership sold its remaining properties, the American Way Mall, Providence Square Apartments, and Storage USA of Norcross Self-Storage Facility. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed below in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the three months ended March 31, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $176,932 and $636,266, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:
                                       Paid        Payable
                                    ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost      $17,757     $94,979

5.  Property Sales:

(a) In January 1997, the Partnership sold the American Way Mall in an all cash sale for $5,500,000. From the proceeds of the sale, the Partnership paid $204,082 in selling costs. The basis of the property was $3,718,717, which is net of accumulated depreciation of $4,361,314. For financial statement purposes, the Partnership recognized a gain of $1,577,201 from the sale of this property.

(b) In February 1997, the Partnership sold the Providence Square Apartments for a sales price of $25,510,000 less a credit of $500,000 related to the personal property for a net sales price of $25,010,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $16,789,620, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the Partnership paid $751,659 in selling costs. The basis of the property was $13,623,514, which is net of accumulated depreciation of $8,450,525. For financial statement purposes, the Partnership recognized a gain of $10,634,827 from the sale of this property.

(c) In February 1997, the Partnership sold the Storage USA of Norcross Self-Storage Facility in an all cash sale for $3,250,000. From the proceeds of the sale, the Partnership paid $24,803 in selling costs. The basis of the property was $1,985,199, which is net of accumulated depreciation of $838,628. For financial statement purposes, the Partnership recognized a gain of $1,239,998 from the sale of this property.

6.  Extraordinary Item:

In February 1997, the Partnership sold the Providence Square Apartments. In connection with the sale, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $255,492. This amount was recognized as an extraordinary item and classified as debt extinguishment expense.

7. Contingency:

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

8. Subsequent Event:

In April 1997, the Partnership paid a special distribution of $16,821,420 ($294.73 per Interest) to the holders of Limited Partnership Interests representing proceeds received in connection with the sales of the American Way Mall, Providence Square Apartments and Storage USA of Norcross Self-Storage Facility.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Current Income Fund-85 A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to invest in and operate income-producing real property. The Partnership raised $57,074,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire five real property investments. The Partnership sold two properties during 1996 and the remaining three properties were sold in 1997.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

During 1997, the Partnership sold three properties and recognized significant gains on these sales which resulted in net income during the quarter ended March 31, 1997 as compared to a net loss during the same period in 1996. Further discussion of the Partnership's operations are summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

The Partnership sold two properties during the latter part of 1996 and sold the American Way Mall, Providence Square Apartments and Storage USA of Norcross Self-Storage Facility during the quarter ended March 31, 1997. As a result, the Partnership recognized gains totaling $13,452,026 during 1997. These sales also resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense and property management fees during 1997 as compared to 1996.

Due to higher cash balances as a result of proceeds received in connection with the 1997 property sales prior to their distribution to Limited Partners in April 1997, interest income on short-term investments increased during 1997 as compared to 1996.

Other income was recognized in 1997 in connection with the sale of the American Way Mall. The agreement of sale provided that, if the purchaser transferred any portion of the property to a specified third party prior to February 25, 1997, the Partnership was entitled to a portion of the net proceeds from the transfer. The Partnership received $421,774 pursuant to this provision.

Real estate tax expense decreased during 1997 as compared to 1996 primarily as a result of the sales of all of the Partnership's properties. The Partnership also recognized income in connection with a real estate tax refund received in 1997 for a portion of the 1995 real estate taxes for the American Way Mall.

In connection with the sale of Providence Square Apartments, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $255,492. This amount was recognized as an extraordinary item and is classified as debt extinguishment expense in 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $16,358,000 as of March 31, 1997 when compared to December 31, 1996 primarily due to the proceeds from the three properties sold in 1997. The Partnership generated cash totaling approximately $495,000 from its operating activities which consisted primarily of cash flow generated from property operations, interest income on short-term investments and other income, which was partially offset by the payment of administrative expenses. The Partnership received cash of approximately $15,990,000 from investing activities consisting of net proceeds received from the sales of the American Way Mall, Providence Square Apartments and Storage USA of Norcross Self-Storage Facility. The Partnership used cash of approximately $127,000 to fund its financing activities which consisted primarily of the payment of distributions to the Limited Partners offset by release of improvement escrows. In addition, in April 1997 the Partnership made a special distribution of $16,821,420 to the Limited Partners.

In January 1997, the Partnership sold the American Way Mall in an all cash sale for $5,500,000. From the proceeds of the sale, the Partnership paid $204,082 in selling costs. The remainder of the available proceeds were distributed to the Limited Partners in April 1997. In addition, the Partnership received $421,774 pursuant to the sale agreement which provided that if the purchaser transferred any portion of the property to a specified third party prior to February 25, 1997, the Partnership was entitled to a portion of the net proceeds from the transfer. See Note 5 of Notes to Financial Statements for additional information.

In February 1997, the Partnership sold the Providence Square Apartments for a sales price of $25,510,000 less a credit of $500,000 related to the personal property for a net sales price of $25,010,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $16,789,620. From the proceeds of the sale, the Partnership paid $751,659 in selling costs. Pursuant to the terms of the sale, $250,000 of the proceeds were retained by the Partnership until May 1997 at which time the funds were released to the Partnership. The remainder of the available proceeds were distributed to the Limited Partners in April 1997. See Note 5 of Notes to Financial Statements for additional information.

In February 1997, the Partnership sold the Storage USA of Norcross Self-Storage Facility in an all cash sale for $3,250,000. From the proceeds of the sale, the Partnership paid $24,803 in selling costs. The remainder of the available proceeds were distributed to the Limited Partners in April 1997. See Note 5 of Notes to Financial Statements for additional information.

In April 1997, the Partnership made a distribution of $16,821,420 ($294.73 per Interest) to the holders of Limited Partnership Interests representing a distribution of Net Cash Proceeds from the 1997 property sales. Including the April 1997 distribution, Limited Partners have received distributions of Net Cash Receipts of $173.34 and Net Cash Proceeds of $677.54, totaling $850.88 per $1,000 Interest. Since all of the Partnership's properties have been sold, no additional quarterly distributions are expected. Limited Partners will not recover all of their original investment.

The Partnership sold two properties in 1996. The Partnership sold its three remaining properties during 1997, as described above. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Amended and Restated Form of Subscription Agreement set forth as
Exhibit 4.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-11 dated August 16, 1985 (Registration No. 2-95910), and Form of Confirmation regarding Interests in the Partnership set forth as Exhibit 4.2 to the Partnership's Report on Form 10-Q for the quarter ended September 30, 1992 are incorporated herein by reference.

(10)(a)(i) Agreement of Sale and attachment thereto relating to the sale of the El Dorado Hills Apartments previously filed as Exhibit 2(a) to the Partnership's Current Report on Form 8-K dated June 7, 1996 is incorporated herein by reference.

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

(b)(i) Agreement of Sale and attachment thereto relating to the sale of the American Way Mall previously filed as Exhibit 2(b) to the Partnership's Current Report on Form 8-K dated June 7, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the American Way Mall previously filed as Exhibit (10)(b)(ii) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale relating to the sale of the American Way Mall previously filed as Exhibit (99)(b) to the Partnership's Current Report on Form 8-K dated September 26, 1996, is incorporated herein by reference.

(iv) Third Amendment to Agreement of Sale relating to the sale of American Way Mall, previously filed as Exhibit (10)(b)(iv) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(v) Fourth Amendment to Agreement of Sale relating to the sale of American Way Mall, previously filed as Exhibit (10)(b)(v) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Providence Square Apartments previously filed as Exhibit (2)(a) to the Partnership's Current Report on Form 8-K dated September 26, 1996 is incorporated herein by reference.

(ii) Agreement relating to the sale of Providence Square Apartments, previously filed as Exhibit (2)(b) to the Partnership's Current Report on Form 8-K dated September 26, 1996 is incorporated herein by reference.

(iii) Amendment No. 1 to Agreement of Sale relating to the sale of Providence Square Apartments, previously filed as Exhibit (2)(c) to the Partnership's Current Report on Form 8-K dated September 26, 1996 is incorporated herein by reference.

(iv) Letter Agreement relating to the sale of Providence Square Apartments, previously filed as Exhibit (2)(d) to the Partnership's Current Report on Form 8-K dated September 26, 1996 is incorporated herein by reference.

(v) Amendment No. 2 to Agreement of Sale relating to the sale of Providence Square Apartments, previously filed as Exhibit (10)(c)(v) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(vi) Letter dated December 17, 1996 relating to the sale of Providence Square Apartments, previously filed as Exhibit (10)(c)(vi) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(vii) Amendment No. 3 to Agreement of Sale relating to the sale of Providence Square Apartments, previously filed as Exhibit (10)(c)(vii) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1997.

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



Date:  May 12, 1997
      -----------------