Form 10-Q
period 1997-06-30
BALCOR CURRENT INCOME FUND 85
filed 1997-08-21
CIK 763697

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------

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

                                 BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS

                                                 1997            1996
                                            --------------- --------------
Cash and cash equivalents                   $    1,877,932  $   2,509,984
Escrow deposits                                                   416,773
Prepaid expenses                                                   54,726
Accounts and accrued interest receivable            25,898        102,578
Deferred expenses, net of accumulated
  amortization of $56,916 in 1996                                 261,816
                                            --------------- --------------
                                                 1,903,830      3,345,877
                                            --------------- --------------
Investment in real estate:
  Land                                                          3,440,509
  Buildings and improvements                                   29,537,388
                                                            --------------
                                                               32,977,897
  Less accumulated depreciation                                13,544,703
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                     19,433,194
                                            --------------- --------------
                                            $    1,903,830  $  22,779,071
                                            =============== ==============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $       26,878  $     291,536
Due to affiliates                                   75,850         97,071
Accrued real estate taxes                                         294,801
Security deposits                                                  90,753
Mortgage notes payable                                         16,803,395
                                            --------------- --------------
     Total liabilities                             102,728     17,577,556

Commitments and contingencies

Limited Partners' capital (57,074
  Interests issued and outstanding)              1,871,033      5,355,042
General Partner's deficit                          (69,931)      (153,527)
                                            --------------- --------------
     Total Partners' capital                     1,801,102      5,201,515
                                            --------------- --------------
                                            $    1,903,830  $  22,779,071
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)

                                                 1997          1996
                                            --------------- --------------
Income:
  Rental and service                        $      603,951  $   4,806,153
  Interest on short-term investments               213,603         70,562
  Other income                                     558,712
                                            --------------- --------------
    Total income                                 1,376,266      4,876,715
                                            --------------- --------------
Expenses:
  Interest on mortgage notes payable               176,932      1,271,074
  Depreciation                                     105,764        874,787
  Amortization of deferred expenses                  6,324         46,766
  Property operating                               400,835      1,884,801
  Real estate taxes                                 48,500        405,335
  Property management fees                          31,378        236,525
  Administrative                                   141,208        220,646
                                            --------------- --------------
    Total expenses                                 910,941      4,939,934
                                            --------------- --------------
Income (loss) before gain on sale of
  properties and extraordinary item                465,325        (63,219)

Gain on sales of properties                     13,452,026
                                            --------------- --------------
Income (loss) before extraordinary item         13,917,351        (63,219)

Extraordinary item:
  Debt extinguishment expense                     (255,492)
                                            --------------- --------------
Net income (loss)                           $   13,661,859  $     (63,219)
                                            =============== ==============
Income (loss) before extraordinary item
  allocated to General Partner              $       85,222  $        (632)
                                            =============== ==============
Income (loss) before extraordinary item
  allocated to Limited Partners             $   13,832,129  $     (62,587)
                                            =============== ==============
Income (loss) before extraordinary item per
  Limited Partnership Interest (57,074
  issued and outstanding)                   $       242.36  $       (1.10)
                                            =============== ==============
Extraordinary item allocated to General
  Partner                                   $       (1,626)          None
                                            =============== ==============
Extraordinary item allocated to Limited
  Partners                                  $     (253,866)          None
                                            =============== ==============

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)
                                  (Continued)

                                                1997          1996
                                            --------------- --------------

Extraordinary item per Limited Partnership
  Interest (57,074 issued and outstanding)  $        (4.45)          None

                                            =============== ==============
Net income (loss) allocated to General
  Partner                                   $       83,596  $        (632)
                                            =============== ==============
Net income (loss) allocated to Limited
  Partners                                  $   13,578,263  $     (62,587)
                                            =============== ==============
Net income (loss) per Limited Partnership
  Interest (57,074 issued and outstanding)  $       237.91  $       (1.10)
                                            =============== ==============
Distributions to Limited Partners           $   17,062,272  $   4,269,706
                                            =============== ==============
Distributions per Limited Partners Interest
  (57,074 issued and outstanding)           $       298.95  $       74.81
                                            =============== ==============


The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (UNAUDITED)

                                                  1997           1996
                                            --------------- --------------
Income:
  Rental and service                                        $   2,432,500
  Interest on short-term investments        $       63,248         24,035
                                            --------------- --------------
 Total income                                       63,248      2,456,535
                                            --------------- --------------

Expenses:
  Interest on mortgage notes payable                              634,808
  Depreciation                                                    437,393
  Amortization of deferred expenses                                23,383
  Property operating                                82,785        954,993
  Real estate taxes                                               172,854
  Property management fees                                        116,498
  Administrative                                    63,713        134,459
                                            --------------- --------------
    Total expenses                                 146,498      2,474,388
                                            --------------- --------------
Net loss                                    $      (83,250) $     (17,853)
                                            =============== ==============
Net loss allocated to General Partner       $       (3,896) $        (179)
                                            =============== ==============
Net loss allocated to Limited Partners      $      (79,354) $     (17,674)
                                            =============== ==============
Net loss per Limited Partnerships Interest
  (57,074 issued and outstanding)           $        (1.39) $       (0.31)
                                            =============== ==============
Distributions to Limited Partners           $   16,821,420  $   1,569,535
                                            =============== ==============
Distributions per Limited Partners Interest
  (57,074 issued and outstanding)           $       294.73  $       27.50
                                            =============== ==============


The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)

                                                 1997            1996
                                            --------------- --------------
Operating activities:
  Net income (loss)                         $   13,661,859  $     (63,219)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
      Extraordinary item:
        Debt extinguishment expense                255,492
      Gain on sales of properties              (13,452,026)
      Depreciation of properties                   105,764        874,787
      Amortization of deferred expenses              6,324         46,766
      Net change in:
        Escrow deposits                            288,785         81,782
        Accounts receivable                         76,680        (58,693)
        Prepaid expenses                            54,726       (196,270)
        Accounts payable                          (264,658)        23,858
        Due to affiliates                          (21,221)        21,500
        Accrued liabilities                       (294,801)       113,913
        Security deposits                          (90,753)         4,216
                                            --------------- --------------
  Net cash provided by operating activities        326,171        848,640
                                            --------------- --------------
Investing activities:
  Proceeds from sales of properties             16,970,380
  Payment of selling costs                        (980,544)
                                            ---------------
  Net cash provided by investing activities     15,989,836
                                            ---------------
Financing activities:
  Distribution to Limited Partners             (17,062,272)    (4,269,706)
  Principal payments on mortgage notes             (13,775)      (155,309)
  Release of improvement escrows                   127,988
                                            --------------- --------------
  Net cash used in financing activities        (16,948,059)    (4,425,015)
                                            --------------- --------------

Net change in cash and cash equivalents           (632,052)    (3,576,375)
Cash and cash equivalents at beginning
  of period                                      2,509,984      5,475,539
                                            --------------- --------------

Cash and cash equivalents at end of period  $    1,877,932  $   1,899,164
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

(b) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated adjusted income during 1997 for financial statement purposes.

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

3. Interest Expense:

During the six months ended June 30, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $176,932 and $1,271,074, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                             Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost   $ 50,243       $ 32,486    $ 75,850

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

(b) In February 1997, the Partnership sold the Providence Square Apartments for a sales price of $25,510,000 less a credit of $500,000 related to the personal property for a net sales price of $25,010,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $16,789,620, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the Partnership paid $167,896 in fees relating to the assumption of the mortgage loan by the purchaser and $583,763 in other selling costs. The basis of the property was $13,623,514, which is net of accumulated depreciation of $8,450,525. For financial statement purposes, the Partnership recognized a gain of $10,634,827 from the sale of this property.

(c) In February 1997, the Partnership sold the Storage USA of Norcross Self-Storage Facility in an all cash sale for $3,250,000. From the proceeds of the sale, the Partnership paid $24,803 in selling costs. Neither the General Partner, any affiliate or any third party received a brokerage commission in connection with the sale of the property. The basis of the property was $1,985,199, which is net of accumulated depreciation of $838,628. For financial statement purposes, the Partnership recognized a gain of $1,239,998 from the sale of this property.

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

Operations
----------

Summary of Operations
---------------------

The Partnership sold its remaining three properties during the first quarter of 1997 and recognized significant gains in connection with these sales. In addition, during the second quarter of 1997, the Partnership paid property operating expenses related to properties sold in 1996 and 1997. These events resulted in the Partnership generating net income during the six months ended June 30, 1997 as compared to a net loss during the same period in 1996 and an increase in the net loss during the quarter ended June 30, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations are summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the six months and quarters ended June 30, 1997 and 1996.

During 1997, the Partnership sold the American Way Mall, Providence Square Apartments and Storage USA of Norcross Self-Storage Facility and recognized gains in connection with these sales of $13,452,026. During the second half of 1996, the Partnership sold the El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility. These sales resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees during 1997 as compared to 1996.

Due to higher cash balances as a result of proceeds received in connection with the 1997 property sales prior to their distribution to Limited Partners in April 1997, interest income on short-term investments increased during 1997 as compared to 1996.

The Partnership recognized $421,774 of other income in connection with the sale of the American Way Mall during 1997. The agreement of sale provided that, if the purchaser transferred any portion of the property to a specified third party prior to February 25, 1997, the Partnership would be entitled to a portion of the net proceeds from such a transfer. In addition, the Partnership received a real estate tax refund of $136,938 for American Way Mall's 1995 real estate taxes.

During the second quarter of 1997, the Partnership paid property operating expenses related to properties sold in 1996 and 1997.

Administrative expenses decreased in 1997 as compared to 1996 primarily due to lower portfolio management fees as a result of the property sales in 1996 and 1997.

In connection with the sale of Providence Square Apartments, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $255,492. This amount was recognized as an extraordinary item and is classified as debt extinguishment expense in 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $632,000 as of June 30, 1997 when compared to December 31, 1996 primarily due to the April 1997 distribution of sale proceeds to Limited Partners which was offset by the net proceeds received from the three property sales during 1997. The Partnership generated cash totaling approximately $326,000 from its operating activities which consisted primarily of cash flow generated from property operations, interest income on short-term investments and other income, which was partially offset by the payment of administrative expenses and operating expenses on sold properties. The Partnership received cash of approximately $15,990,000 from investing activities consisting of net proceeds received from the sales of the American Way Mall, Providence Square Apartments and Storage USA of Norcross Self-Storage Facility. The Partnership used cash of approximately $16,948,000 to fund its financing activities which consisted primarily of the payment of distributions to the Limited Partners.

In January 1997, the Partnership sold the American Way Mall in an all cash sale for $5,500,000. From the proceeds of the sale, the Partnership paid $204,082 in selling costs. The remainder of the available proceeds was distributed to the Limited Partners in April 1997. In addition, the Partnership received $421,774 pursuant to the sale agreement which provided that if the purchaser transferred any portion of the property to a specified third party prior to February 25, 1997, the Partnership was entitled to a portion of the net proceeds from the transfer. See Note 5 of Notes to Financial Statements for additional information.

In February 1997, the Partnership sold the Providence Square Apartments for a sales price of $25,510,000 less a credit of $500,000 related to the personal property for a net sales price of $25,010,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $16,789,620. From the proceeds of the sale, the Partnership paid $167,896 in fees relating to the assumption of the mortgage loan by the purchaser and

$583,763 in other selling costs. Pursuant to the terms of the sale, $250,000 of the proceeds was retained by the Partnership and was unavailable for distribution until May 1997 at which time the funds were released in full. The remainder of the available proceeds was distributed to the Limited Partners in April 1997. See Note 5 of Notes to Financial Statements for additional information.

In February 1997, the Partnership sold the Storage USA of Norcross Self-Storage Facility in an all cash sale for $3,250,000. From the proceeds of the sale, the Partnership paid $24,803 in selling costs. Neither the General Partner, any affiliate or any third party received a brokerage commission in connection with the sale of the property. The remainder of the available proceeds was distributed to the Limited Partners in April 1997. See Note 5 of Notes to Financial Statements for additional information.

To date, Limited Partners have received distributions of Net Cash Receipts of $173.34 and Net Cash Proceeds of $677.54, totaling $850.88 per $1,000 Interest. Since all of the Partnership's properties have been sold, no additional quarterly distributions are expected. Limited Partners will not recover all of their original investment.

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1997.

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

                              By: /s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Current Income Partners-85, the
                                  General Partner


Date: August 13, 1997
      --------------------