Form 10-Q
period 1997-09-30
BALCOR CURRENT INCOME FUND 85
filed 1997-11-12
CIK 763697

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS

                                                 1997            1996
                                            --------------  --------------
Cash and cash equivalents                   $   1,886,559   $   2,509,984
Escrow deposits                                                   416,773
Accounts and accrued interest receivable            8,290         102,578
Prepaid expenses                                                   54,726
Deferred expenses, net of accumulated
  amortization of $56,916 in 1996                                 261,816
                                            --------------  --------------
                                                1,894,849       3,345,877
                                            --------------  --------------
Investment in real estate:
  Land                                                          3,440,509
  Buildings and improvements                                   29,537,388
                                                            --------------
                                                               32,977,897
  Less accumulated depreciation                                13,544,703
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                     19,433,194
                                            --------------  --------------
                                            $   1,894,849   $  22,779,071
                                            ==============  ==============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      10,667   $     291,536
Due to affiliates                                  77,352          97,071
Accrued real estate taxes                                         294,801
Security deposits                                                  90,753
Mortgage notes payable                                         16,803,395
                                            --------------  --------------
     Total liabilities                             88,019      17,577,556

Commitments and contingencies

Limited Partners' capital (57,074
  Interests issued and outstanding)             1,876,761       5,355,042
General partner's deficit                         (69,931)       (153,527)
                                            --------------  --------------
     Total Partners' capital                    1,806,830       5,201,515
                                            --------------  --------------
                                            $   1,894,849   $  22,779,071
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)


                                                 1997            1996
                                            --------------  --------------
Income:
  Rental and service                        $     603,951   $   6,723,787
  Interest on short-term investments              239,124         180,085
  Other income                                    572,227
                                            --------------  --------------
    Total income                                1,415,302       6,903,872
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable              176,932       1,795,730
  Depreciation                                    105,764       1,233,672
  Amortization of deferred expenses                 6,324          66,149
  Property operating                              400,835       2,946,955
  Real estate taxes                                48,500         579,963
  Property management fees                         31,378         339,666
  Administrative                                  174,516         336,091
                                            --------------  --------------
    Total expenses                                944,249       7,298,226
                                            --------------  --------------
Income (loss) before gain on sales of
  properties and extraordinary item               471,053        (394,354)

Gain on sales of properties                    13,452,026       9,666,645
                                            --------------  --------------
Income  before extraordinary item              13,923,079       9,272,291

Extraordinary item:
  Debt extinguishment expense                    (255,492)       (291,995)
                                            --------------  --------------
Net income                                  $  13,667,587   $   8,980,296
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner              $      85,222   $      92,723
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $  13,837,857   $   9,179,568
                                            ==============  ==============
Income before extraordinary item per
  Limited Partnership Interest (57,074
  issued and outstanding)                   $      242.46   $      160.84
                                            ==============  ==============

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)
                                  (Continued)


                                                 1997            1996
                                            --------------  --------------

Extraordinary item allocated to General
  Partner                                   $      (1,626)  $      (2,920)
                                            ==============  ==============
Extraordinary item allocated to Limited
  Partners                                  $    (253,866)  $    (289,075)
                                            ==============  ==============
Extraordinary item per Limited Partnership
  Interest (57,074 issued and outstanding)  $       (4.45)  $       (5.06)
                                            ==============  ==============
Net income allocated to General Partner     $      83,596   $      89,803
                                            ==============  ==============
Net income allocated to Limited Partners    $  13,583,991   $   8,890,493
                                            ==============  ==============
Net income per Limited Partnership
  Interest (57,074 issued and outstanding)  $      238.01   $      155.77
                                            ==============  ==============
Distributions to Limited Partners           $  17,062,272   $   4,555,076
                                            ==============  ==============
Distributions per Limited Partners Interest
  (57,074 issued and outstanding)           $      298.95   $       79.81
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                 1997            1996
                                            --------------  --------------
Income:
  Rental and service                                        $   1,917,634
  Interest on short-term investments        $      25,521         109,523
  Other income                                     13,515
                                            --------------  --------------
    Total income                                   39,036       2,027,157
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable                              524,656
  Depreciation                                                    358,885
  Amortization of deferred expenses                                19,383
  Property operating                                            1,062,154
  Real estate taxes                                               174,628
  Property management fees                                        103,141
  Administrative                                   33,308         115,445
                                            --------------  --------------
    Total expenses                                 33,308       2,358,292
                                            --------------  --------------
Income (loss) before gain on sales of
  properties and extraordinary item                 5,728        (331,135)

Gain on sales of properties                                     9,666,645
                                            --------------  --------------
Income before extraordinary item                    5,728       9,335,510

Extraordinary item:
  Debt extinguishment expenses                                   (291,995)
                                            --------------  --------------
Net income                                  $       5,728   $   9,043,515
                                            ==============  ==============
Income before extraordinary item
   allocated to General Partner                      None   $      93,355
                                            ==============  ==============
Income before extraordinary item
   allocated to Limited Partners            $       5,728   $   9,242,155
                                            ==============  ==============
Income before extraordinary item Per
  Limited Partnership Interest
  (57,074 issued and outstanding)           $        0.10   $      161.94
                                            ==============  ==============
Extraordinary item allocated to General
  Partner                                            None   $      (2,920)
                                            ==============  ==============

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (UNAUDITED)
                                  (Continued)

                                                 1997            1996
                                            --------------  --------------

Extraordinary item allocated to Limited
  Partners                                           None   $    (289,075)
                                            ==============  ==============
Extraordinary item allocated per Limited
  Partnership Interest
  (57,074 issued and outstanding)                    None   $       (5.06)
                                            ==============  ==============
Net income allocated to General
   Partner                                           None   $      90,435
                                            ==============  ==============
Net income allocated to Limited
   Partners                                 $       5,728   $   8,953,080
                                            ==============  ==============
Net income per Limited Partnership
  Interest (57,074 issued and outstanding)  $        0.10   $      156.87
                                            ==============  ==============
Distribution to Limited Partners                     None   $     285,370
                                            ==============  ==============
Distribution per Limited Partners Interest
  (57,074 issued and outstanding)                    None   $        5.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                 1997            1996
                                            --------------  --------------
Operating activities:
  Net income                                $  13,667,587   $   8,980,296
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Extraordinary item:
        Debt extinguishment expense               255,492         291,995
      Gain on sales of properties             (13,452,026)     (9,666,645)
      Depreciation of properties                  105,764       1,233,672
      Amortization of deferred expenses             6,324          66,149
      Net change in:
        Escrow deposits                           288,785         109,916
        Accounts receivable                        94,288          58,672
        Prepaid expenses                           54,726         (37,796)
        Accounts payable                         (280,869)        256,700
        Due to affiliates                         (19,719)         46,474
        Accrued liabilities                      (294,801)        182,469
        Security deposits                         (90,753)       (156,930)
                                            --------------  --------------
  Net cash provided by operating activities       334,798       1,364,972
                                            --------------  --------------
Investing activities:
  Proceeds from sales of properties            16,970,380      18,181,721
  Payment of selling costs                       (980,544)       (729,629)
                                            --------------    ------------
  Net cash provided by investing activities    15,989,836      17,452,092
                                            --------------    ------------
Financing activities:
  Distributions to Limited Partners           (17,062,272)     (4,555,076)
  Principal payments on mortgage notes            (13,775)       (208,549)
  Release of improvement escrows                  127,988         286,530
                                            --------------  --------------
  Net cash used in financing activities       (16,948,059)     (4,477,095)
                                            --------------  --------------

Net change in cash and cash equivalents          (623,425)     14,339,969
Cash and cash equivalents at beginning
  of period                                     2,509,984       5,475,539
                                            --------------  --------------

Cash and cash equivalents at end of period  $   1,886,559   $  19,815,508
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

(b) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income allocations between the partners have been adjusted for financial statement purposes during 1997.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold two properties. During 1997, the Partnership sold its remaining properties, the American Way Mall, Providence Square Apartments, and Storage USA of Norcross Self-Storage Facility. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed below in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the nine months ended September 30, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $176,932 and $1,795,730, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                             Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost   $ 59,100       $ 8,857     $ 77,352

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

7. Other Income:

The Partnership recognized other income in connection with the sale of the American Way Mall during 1997. The agreement of sale provided that, if the purchaser transferred any portion of the property to a specified third party prior to February 25, 1997, the Partnership would be entitled to a portion of the net proceeds from such a transfer. The purchaser transferred a portion of the property and as a result, the Partnership received $421,774 in accordance with the agreement of sale. In addition, the Partnership received a real estate tax refund of $136,938 for American Way Mall's 1995 real estate taxes and a refund of a prior year's insurance premium of $13,515 relating to the Partnership's properties.

8. Contingency:

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

Operations
----------

Summary of Operations
---------------------

The Partnership sold its remaining three properties during the first quarter of 1997 and two properties during the third quarter of 1996 and recognized significant gains in connection with these sales. The gains recognized in 1997 were higher than the gains recognized in 1996 resulting in an increase in net income during the nine months ended September 30, 1997 as compared to the same period in 1996. The gains recognized during the third quarter of 1996 resulted in a decrease in net income during the quarter ended September 30, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations are summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the nine months and quarters ended September 30, 1997 and 1996.

During the first quarter of 1997, the Partnership sold the American Way Mall, Providence Square Apartments and Storage USA of Norcross Self-Storage Facility and recognized gains in connection with these sales of $13,452,026. During the third quarter of 1996, the Partnership sold the El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility and recognized gains in connection with these sales of $9,666,645. These sales also resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees during 1997 as compared to 1996.

Due to higher cash balances as a result of proceeds received in connection with the 1997 property sales prior to their distribution to Limited Partners in

April 1997, interest income on short-term investments increased during the nine months ended September 30, 1997 as compared to the same period in 1996. The timing of the third quarter 1996 sales and subsequent distribution of proceeds to Limited Partners resulted in a decrease in interest income on short-term investments during the quarter ended September 30, 1997 as compared to the same period in 1996.

The Partnership recognized other income in connection with the sale of the American Way Mall during 1997. The agreement of sale provided that, if the purchaser transferred any portion of the property to a specified third party prior to February 25, 1997, the Partnership would be entitled to a portion of the net proceeds from such a transfer. The purchaser transferred a portion of the property and as a result, the Partnership received $421,774 in accordance with the agreement of sale. In addition, the Partnership received a real estate tax refund of $136,938 for American Way Mall's 1995 real estate taxes and a refund of a prior year's insurance premium of $13,515 relating to the Partnership's properties.

Administrative expenses decreased in 1997 as compared to 1996 primarily due to lower portfolio management and legal fees as a result of the property sales.

In connection with the February 1997 sale of Providence Square Apartments and the August 1996 sale of the El Dorado Hills Apartments, the Partnership wrote off the remaining unamortized deferred expenses in the amounts of $255,492 and $291,995, respectively. These amounts were recognized as extraordinary items and classified as debt extinguishment expense in 1997 and 1996, respectively.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $623,000 as of September 30, 1997 when compared to December 31, 1996 primarily due to the April 1997 distribution of sale proceeds to Limited Partners which was offset by the net proceeds received from the three property sales during 1997. The Partnership generated cash totaling approximately $335,000 from its operating activities which consisted primarily of cash flow generated from property operations, interest income on short-term investments and other income, which was partially offset by the payment of administrative expenses and operating expenses on sold properties. The Partnership received cash of approximately $15,990,000 from investing activities consisting of net proceeds received from the sales of the American Way Mall, Providence Square Apartments and Storage USA of Norcross Self-Storage Facility. The Partnership used cash of approximately $16,948,000 to fund its financing activities which consisted primarily of the payment of distributions to the Limited Partners.

In January 1997, the Partnership sold the American Way Mall in an all cash sale for $5,500,000. From the proceeds of the sale, the Partnership paid $204,082 in selling costs. The remainder of the available proceeds was distributed to the Limited Partners in April 1997. In addition, the agreement of sale provided that if the purchaser transferred any portion of the property to a specified third party prior to February 25, 1997, the Partnership was entitled to a portion of the net proceeds from the transfer. The purchaser transferred a portion of the property and as a result, the Partnership received $421,774 in accordance with the agreement of sale. See Notes 5 and 7 of Notes to Financial Statements for additional information.

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

To date, Limited Partners have received distributions of Net Cash Receipts of $173.34 and Net Cash Proceeds of $677.54, totaling $850.88 per $1,000 Interest. Since all of the Partnership's properties have been sold, no additional distributions are expected. Limited Partners will not recover all of their original investment.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold two properties in 1996. The Partnership sold its three remaining properties during 1997, as described above. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR CURRENT INCOME FUND-85
                              A REAL ESTATE LIMITED PARTNERSHIP

                              By:/s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Current Income Partners-85, the General
                                  Partner

                              By:/s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Current Income Partners-85, the
                                  General Partner


Date: November 12, 1997
      --------------------