Form 10-K
period 1997-12-31
BALCOR CURRENT INCOME FUND 85
filed 1998-03-19
CIK 763697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------

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

Item 1. Business
----------------

Balcor Current Income Fund-85 A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1985 under the laws of the State of Illinois. The Registrant raised $57,074,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant utilized the net offering proceeds to acquire five real property investments and has since disposed of all of these investments. The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold two properties. During 1997, the Registrant sold its remaining three properties, the American Way Mall, Providence Square Apartments and Storage USA of Norcross Self-Storage Facility. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings." In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During January 1997, the Registrant sold the American Way Mall in an all cash sale for $5,500,000. During February 1997, the Registrant sold the Providence Square Apartments and the Storage USA of Norcross Self-Storage Facility for $25,010,000 and $3,250,000, respectively. See "Item 7. Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Current Income Partners-85, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------
As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997 and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Advisors, and other affiliated entities and various individuals are named defendants in the action. The most recent amended complaint, plaintiffs' Third Amended Complaint, alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real properties for the Affiliated Partnerships. The Third Amended Complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; attorneys' fees and other costs.

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

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources."

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 3,740.

Item 6. Selected Financial Data
-------------------------------

                                     Year ended December 31,
                ------------------------------------------------------------
                    1997         1996         1995         1994        1993
                -----------  -----------  ------------  -----------  ----------

Total income    $1,447,815    $8,187,202  $10,007,275   $10,366,096 $10,016,645
Provision for
  investment
  property
  write-downs         None          None         None     6,700,000        None
Income (loss) before
  gain on sales
  of properties
  and extraordinary
  item              440,994    (388,289)    (436,493)   (7,389,060) (1,075,433)
Net income
  (loss)         13,637,528    8,986,361    (975,964)   (7,389,060) (1,075,433)
Net income (loss)
  per Limited
  Partnership
  Interest - Basic
  and Diluted        237.48       155.88      (16.93)      (128.17)     (18.65)
Total assets      1,814,948   22,779,071   52,642,536    50,448,385  57,538,005
Mortgage notes
  payable              None   16,803,395   33,824,504    29,854,081  29,560,964
Distributions per
  Limited Partner-
  ship Interest (A)  298.95       389.62        12.31          None        None

(A) These amounts include distributions of original capital of $294.73 and $367.81 per Limited Partnership Interest during 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------

Balcor Current Income Fund - 85 A Real Estate Limited Partnership (the "Partnership") sold two properties during 1996 and its remaining three properties during 1997. The Partnership recognized significant gains in 1997 and 1996 in connection with the sales. As a result, the Partnership recognized net income during 1997 and 1996 as compared to a net loss during 1995. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

During the first quarter of 1997, the Partnership sold the American Way Mall, Providence Square Apartments and Storage USA of Norcross Self-Storage Facility and recognized gains in connection with these sales of $13,452,026. During the third quarter of 1996, the Partnership sold the El Dorado Hills Apartments and the Willow Lawn Self-Storage Facility and recognized gains in connection with these sales of $9,666,645. The sales of these properties resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expense, real estate taxes and property management fees during 1997 as compared to 1996.

The Partnership recognized other income in connection with the sale of the American Way Mall during 1997. The agreement of sale provided that, if the purchaser transferred any portion of the property to a specified third party prior to February 25, 1997, the Partnership would be entitled to a portion of the net proceeds from such a transfer. The purchaser transferred a portion of the property and as a result, the Partnership received $421,774 in accordance with the agreement of sale. In addition, the Partnership received a real estate tax refund of $136,938 for American Way Mall's 1995 real estate taxes and a refund of prior years' insurance premiums of $20,592 relating to the Partnership's properties.

Administrative expenses decreased in 1997 as compared to 1996 primarily due to lower portfolio management and legal fees.

In connection with the February 1997 sale of Providence Square Apartments and the August 1996 sale of the El Dorado Hills Apartments, the Partnership wrote off the remaining unamortized deferred financing expenses in the amounts of $255,492 and $291,995, respectively. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses for financial statement purposes during 1997 and 1996, respectively.

1996 Compared to 1995
---------------------

Rental and service income, depreciation expense, amortization of deferred expenses and property management fees decreased in 1996 as compared to 1995 primarily due to the sales of El Dorado Hills Apartments and Willow Lawn Self-Storage Facility in August 1996. Rental and service income also decreased due to a decrease in occupancy at American Way Mall.

Interest expense on mortgage notes payable decreased in 1996 as compared to 1995 due to the sale of El Dorado Hills Apartments and due to lower interest rates as a result of the 1995 refinancing. In September 1995, the Partnership refinanced the mortgage loan secured by the Providence Square Apartments, Storage USA of Norcross and Willow Lawn self-storage facilities. The Partnership obtained a new mortgage loan secured by the Providence Square Apartments, which carried a lower interest rate than the prior financing.

Real estate tax expense decreased during 1996 as compared to 1995 due to the sales of El Dorado Hills Apartments and Willow Lawn Self-Storage Facility and due to a reduction in the assessed value of American Way Mall received from the taxing authority in the second quarter of 1996.

The Partnership incurred portfolio management, professional and legal fees in 1995 relating to the unsuccessful sale negotiations for American Way Mall. As a result, administrative expenses decreased in 1996 as compared to 1995.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $705,000 as of December 31, 1997 when compared to December 31, 1996 primarily due to distributions to Limited Partners which were partially offset by the net proceeds received from the property sales. The Partnership generated cash totaling approximately $253,000 from its operating activities which consisted primarily of cash flow generated from property operations, interest income on short-term investments and other income, which was partially offset by the payment of administrative expenses and operating expenses on sold properties. The Partnership received cash of approximately $15,990,000 from investing activities consisting of net proceeds received from the sales of the American Way Mall, Providence Square Apartments and Storage USA of Norcross Self-Storage Facility. The Partnership used cash of approximately $16,948,000 to fund its financing activities which consisted primarily of the payment of distributions to the Limited Partners. In addition, in January 1998 the Partnership made a distribution of $501,941 to Limited Partners from remaining available Net Cash Proceeds.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold two properties. During 1997, the Partnership sold its remaining three properties, the American Way Mall, Providence Square Apartments, and Storage USA of Norcross Self-Storage Facility. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In January 1997, the Partnership sold the American Way Mall in an all cash sale for $5,500,000. From the proceeds of the sale, the Partnership paid $204,082 in selling costs. In addition, the agreement of sale provided that if the purchaser transferred any portion of the property to a specified third party prior to February 25, 1997, the Partnership was entitled to a portion of the net proceeds from the transfer. The purchaser transferred a portion of the property and as a result, the Partnership received $421,774 in accordance with the agreement of sale. The available proceeds were distributed to the Limited Partners in April 1997. See Notes 10 and 12 of Notes to Financial Statements for additional information.

In February 1997, the Partnership sold the Providence Square Apartments for a sales price of $25,510,000 less a credit of $500,000 related to the personal property for a net sales price of $25,010,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $16,789,620. From the proceeds of the sale, the Partnership paid $167,896 in fees relating to the assumption of the mortgage loan by the purchaser and $583,763 in other selling costs. Pursuant to the terms of the sale, $250,000 of the proceeds was retained by the Partnership and was unavailable for distribution until May 1997 at which time the funds were released in full. The available proceeds were distributed to the Limited Partners in April 1997. See
Note 10 of Notes to Financial Statements for additional information.

In February 1997, the Partnership sold the Storage USA of Norcross Self-Storage Facility in an all cash sale for $3,250,000. From the proceeds of the sale, the Partnership paid $24,803 in selling costs. The available proceeds were distributed to the Limited Partners in April 1997. See Note 10 of Notes to Financial Statements for additional information.

The Partnership made distributions totaling $298.95, $389.62 and $12.31 per Interest in 1997, 1996 and 1995, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $4.22 per Interest of Net Cash Receipts and $294.73 per Interest of Net Cash Proceeds in 1997, $21.81 per Interest of Net Cash Receipts and $367.81 per Interest of Net Cash Proceeds in 1996 and $12.31 per Interest of Net Cash Receipts in 1995.

In January 1998, the Partnership made a distribution of $501,941 ($8.79 per Interest) to the holders of Limited Partnership Interests representing a distribution of remaining available Net Cash Proceeds. Including the January 1998 distribution, Limited Partners have received distributions of Net Cash Receipts of $173.34 and Net Cash Proceeds of $686.33, totaling $859.67 per $1,000 Interest. No distribution are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover all of their original investment.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1997         December 31, 1996
                      -----------------------   -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets          $1,814,948    $8,658,858  $22,779,071  $14,575,700
Partners' capital
  accounts (deficit):
    General Partner     (69,931)      (62,304)    (153,527)    (125,316)
    Limited Partners   1,846,702     8,702,535    5,355,042   11,211,506
Net income (loss):
  General Partner        83,596        63,012       89,864     (159,259)

  Limited Partners    13,553,932    14,553,301    8,896,497   16,054,808

  Per Limited Part-
    nership Interest      237.48(A)    254.99        155.88(A)    281.30

(A) Amount represents basic and diluted net income (loss) per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Current Income Partners-85, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                              OFFICERS

Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Vice President                        Alexander J. Darragh
Senior Vice President                        John K. Powell, Jr.
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary


Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers or directors.

(f) None of the foregoing officers, directors or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $2,708 in 1997 with respect to one of the executive officers and directors of Balcor Current Income Partners-85, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company but not from the Registrant for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See
Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

(b) Balcor Current Income Partners-85 and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
          Interests            158 Interests     Less than 1%

Relatives of the officers and affiliates of the partners of the General Partner own 40 additional Interests.

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

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

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

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR CURRENT INCOME FUND-85
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:/s/Jayne A. Kosik
                             -----------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal Accounting
                             Officer) of Balcor Current
                             Income Partners-85, the General Partner

Date: March 18, 1998
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Current Income
                         Partners-85, the General Partner
/s/Thomas E. Meador                                          March 18, 1998
--------------------                                        ---------------
   Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of Balcor
                         Current Income Partners-85,
                         the General Partner
/s/Jayne A. Kosik                                            March 18, 1998
--------------------                                        ---------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital, for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Current Income Fund-85, A Real Estate Limited Partnership:

We have audited the financial statements of Balcor Current Income Fund-85 A Real Estate Limited Partnership (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Current Income Fund-85, A Real Estate Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate interests. Upon resolution of the litigation described in Note 14 to the financial statements, the Partnership intends to cease operations and dissolve.

                              COOPERS & LYBRAND L.L.P.



Chicago, Illinois
March 16, 1998

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                 1997             1996
                                             -------------   -------------
Cash and cash equivalents                    $  1,805,138    $  2,509,984
Escrow deposits                                                   416,773
Prepaid expenses                                                   54,726
Accounts and accrued interest receivable            9,810         102,578
Deferred expenses, net of accumulated
  amortization of $56,916 in 1996                                 261,816
                                             -------------   -------------
                                                1,814,948       3,345,877
                                             -------------   -------------
Investment in real estate:
  Land                                                          3,440,509
  Buildings and improvements                                   29,537,388
                                                             -------------
                                                               32,977,897
  Less accumulated depreciation                                13,544,703
                                                             -------------
Investment in real estate, net of
  accumulated depreciation                                     19,433,194
                                             -------------   -------------
                                             $  1,814,948    $ 22,779,071
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     17,493    $    291,536
Due to affiliates                                  20,684          97,071
Other liabilities                                                 294,801
Security deposits                                                  90,753
Mortgage note payable                                          16,803,395
                                             -------------   -------------
    Total liabilities                              38,177      17,577,556
                                             -------------   -------------

Commitments and contingencies

Limited Partners' capital (57,074
  Interests issued and outstanding)             1,846,702       5,355,042
General Partner's deficit                         (69,931)       (153,527)
                                             -------------   -------------
    Total partners' capital                     1,776,771       5,201,515
                                             -------------   -------------
                                             $  1,814,948    $ 22,779,071
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1997, 1996 and 1995

                               Partners' Capital (Deficit) Accounts
                               -------------- -------------- -------------
                                                  General       Limited
                                    Total         Partner       Partners
                               -------------- -------------- -------------

Balance at December 31, 1994   $  20,130,871  $    (233,632) $ 20,364,503

Cash distribution (A)               (702,581)                    (702,581)

Net loss for the year
  ended December 31, 1995           (975,964)        (9,759)     (966,205)
                               -------------- -------------- -------------
Balance at December 31, 1995      18,452,326       (243,391)   18,695,717

Cash distributions (A)           (22,237,172)                 (22,237,172)

Net income for the year
  ended December 31, 1996          8,986,361         89,864     8,896,497
                               -------------- -------------- -------------
Balance at December 31, 1996       5,201,515       (153,527)    5,355,042

Cash distributions (A)           (17,062,272)                 (17,062,272)

Net income for the year
  ended December 31, 1997         13,637,528         83,596    13,553,932
                               -------------- -------------- -------------
Balance at December 31, 1997   $   1,776,771  $     (69,931) $  1,846,702
                               ============== ============== =============

(A) Summary of cash distributions paid per Limited Partnership Interest:

                                     1997           1996          1995
                                -------------  -------------  ------------
                 First Quarter $        4.22  $       47.31         None
                Second Quarter        294.73          27.50         None
                 Third Quarter         None            5.00         None
                Fourth Quarter         None          309.81  $      12.31


The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995

                                    1997           1996          1995
                               -------------- -------------- -------------
Income:
  Rental and service           $     603,951  $   7,937,839  $  9,774,233
  Interest on short-term
    investments                      264,560        249,363       233,042
  Other income                       579,304
                               -------------- -------------- -------------
    Total income                   1,447,815      8,187,202    10,007,275
                               -------------- -------------- -------------
Expenses:
  Interest on mortgage
    notes payable                    176,932      2,112,567     2,893,638
  Depreciation                       105,764      1,443,018     1,749,574
  Amortization of deferred
    expenses                           6,324         77,532       152,423
  Property operating                 411,807      3,406,567     3,715,619
  Real estate taxes                   48,500        700,127       931,134
  Property management fees            31,378        399,491       492,664
  Administrative                     226,116        436,189       508,716
                               -------------- -------------- -------------
    Total expenses                 1,006,821      8,575,491    10,443,768
                               -------------- -------------- -------------
Income (loss) before gain
  on sales of properties and
  extraordinary item                 440,994       (388,289)     (436,493)

Gain on sales of properties       13,452,026      9,666,645
                               -------------- -------------- -------------
Income (loss) before
  extraordinary item              13,893,020      9,278,356      (436,493)

Extraordinary item:
  Debt extinguishment expenses      (255,492)      (291,995)     (539,471)
                               -------------- -------------- -------------
Net income (loss)              $  13,637,528  $   8,986,361  $   (975,964)
                               ============== ============== =============
Income (loss) before
  extraordinary item
  allocated to General Partner $      85,162  $      92,784  $     (4,365)
                               ============== ============== =============
Income (loss) before
  extraordinary item allocated
  to Limited Partners          $  13,807,858  $   9,185,572  $   (432,128)
                               ============== ============== =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                       1997           1996          1995
                                 -------------- -------------- -------------
Income (loss) before
  extraordinary item
  per Limited Partnership
  Interest (57,074  issued
  and outstanding) - Basic
  and Diluted                  $      241.93  $      160.94  $      (7.57)
                               ============== ============== =============
Extraordinary item allocated
  to General Partner           $      (1,566) $      (2,920) $     (5,394)
                               ============== ============== =============
Extraordinary item allocated
  to Limited Partners          $    (253,926) $    (289,075) $   (534,077)
                               ============== ============== =============
Extraordinary item per Limited
  Partnership Interest (57,074
  issued and outstanding)
  - Basic and Diluted          $       (4.45) $       (5.06) $      (9.36)
                               ============== ============== =============
Net income (loss) allocated
  to General Partner           $      83,596  $      89,864  $     (9,759)
                               ============== ============== =============
Net income (loss) allocated
  to Limited Partners          $  13,553,932  $   8,896,497  $   (966,205)
                               ==============  ============= =============
Net income (loss) per Limited
  Partnership Interest (57,074
  issued and outstanding)
  - Basic and Diluted          $      237.48  $      155.88  $     (16.93)
                               ============== ============== =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995


                                    1997           1996           1995
                               -------------- -------------- -------------
Operating activities:
  Net income (loss)            $  13,637,528  $   8,986,361  $   (975,964)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Extraordinary item:
        Debt extinguishment
          expenses                   255,492        291,995        48,724
      Gain on sales
        of properties            (13,452,026)    (9,666,645)
      Depreciation
        of properties                105,764      1,443,018     1,749,574
      Amortization of deferred
        expenses                       6,324         77,532       152,423
      Net change in:
        Escrow deposits              288,785         27,480      (265,498)
        Accounts and accrued
          interest receivable         92,768         54,912        57,628
        Prepaid expenses              54,726        (19,263)      (35,463)
        Accounts payable            (274,043)       230,184       (26,645)
        Due to affiliates            (76,387)        73,855       (49,106)
        Other liabilities           (294,801)       271,487        23,314
        Security deposits            (90,753)      (167,071)      (45,290)
                               -------------- -------------- -------------
  Net cash provided by
    operating activities             253,377      1,603,845       633,697
                               -------------- -------------- -------------
Investing activities:
  Proceeds from sales of
    properties                    16,970,380     18,181,721
  Payment of selling costs          (980,544)      (729,629)
                               -------------- --------------
  Net cash provided by
    investing activities          15,989,836     17,452,092
                               -------------- --------------

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                    1997             1996          1995
                                 -------------- -------------- -------------
Financing activities:
  Distributions to
    Limited Partners             (17,062,272)   (22,237,172)     (702,581)
  Repayment of mortgage notes
    payable                                                   (29,427,232)
  Principal payments on
    mortgage notes payable           (13,775)      (249,360)     (502,345)
  Proceeds from issuance of
    mortgage notes payable                                     33,900,000
  Payment of deferred expenses                                   (654,726)
  Release of improvement
    escrows                          127,988        465,040
  Funding of improvement
    escrows                                                      (643,795)
                               -------------- -------------- -------------
  Net cash used in or provided
    by financing activities      (16,948,059)   (22,021,492)    1,969,321
                               -------------- -------------- -------------
Net change in cash and cash
  equivalents                       (704,846)    (2,965,555)    2,603,018
Cash and cash equivalents at
  beginning of year                2,509,984      5,475,539     2,872,521
                               -------------- -------------- -------------
Cash and cash equivalents at
  end of year                  $   1,805,138  $   2,509,984  $  5,475,539
                               ============== ============== =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Current Income Fund-85, A Real Estate Limited Partnership (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold two properties. During 1997, the Partnership sold its remaining three properties, the American Way Mall, Providence Square Apartments, and Storage USA of Norcross Self-Storage Facility. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 14 of Notes to the Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) Depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:

               Buildings and improvements        27 to 30 years
               Furniture and fixtures               5 years

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

As properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Under SFAS 121, the General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of mortgage loan refinancing fees which were amortized over the terms of the respective agreements. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

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

(f) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested primarily in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements for operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

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

The Partnership Agreement provides that the General Partner will be allocated 1% of the profits and losses and the Limited Partners will be allocated 99% of the profits and losses. For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

To the extent that Net Cash Receipts were available, distributions were to be made 90% to the Limited Partners and 10% to the General Partner, 9% as its Partnership management fee and 1% as its distributive share. The General Partner's share of distributed Net Cash Receipts was subordinated to receipt by the Limited Partners of a Cumulative Distribution of 6% through March 1988, 6.5% thereafter through March 1989 and 7% thereafter through March 1990. No subordination of the General Partner's share of distributed Net Cash Receipts was required after March 1990. Since Cumulative Distribution levels to the Limited Partners specified in the Partnership Agreement were not attained, the General Partner was required to subordinate its receipt of its share of Net Cash Receipts of approximately $650,000 through March 1990. This amount was deferred and was eligible to be paid only from Net Cash Proceeds as described below. The General Partner will not receive any distributions of Net Cash Receipts in accordance with this provision.

When the Partnership sold or refinanced its properties, the Net Cash Proceeds resulting therefrom which were available for distribution were to be distributed only to holders of Interests until such time as holders of Interests received an amount equal to their Original Capital plus a 7% per annum non-compounded Cumulative Distribution. Thereafter, if any portion of the General Partner's share of Net Cash Receipts had been deferred as a result of the subordination to the Cumulative Distribution, available Net Cash Proceeds were to be distributed to the General Partner to the extent of the deferred amount. Any remaining Net Cash Proceeds available for distribution were to be distributed 85% to the Limited Partners and 15% to the General Partner. The General Partners will not receive any distributions of Net Cash Proceeds in accordance with this provision.

5. Mortgage Note Payable:

As of December 31, 1996, the Partnership had a mortgage note payable outstanding of $16,803,395 related to the Providence Square Apartments. This mortgage note was assumed by the purchaser in connection with the sale of this property during 1997 as furthered described in Note 10 of Notes to the Financial Statements.

During 1997, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $176,932, $2,112,567 and $2,893,638.

6. Management Agreements:

The Partnership's properties were under management agreements with third party management companies prior to the sales of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1997 in the financial statements is $978,785 less than the taxable income of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                         ---------------  ---------------- ----------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                         -------- ------- -------- ------- -------- -------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            $28,408  $3,502  $15,706 $14,891  $39,422  $2,844
    Data processing         3,655    None      911    None   14,844     429
    Investment processing   8,180   3,323    1,950   1,849   12,424     849
    Investor communication   None    None     None    None    7,062    None
    Legal                  15,366   4,174    9,219   8,742   17,181   1,605
    Portfolio management   63,306   9,685   76,789  71,589  147,085  17,489

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program $11,764 and $55,606 for 1996 and 1995, respectively.

10.  Property Sales:

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

(d) In August 1996, the Partnership sold the El Dorado Hills Apartments for $29,350,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $16,771,749, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the Partnership paid $707,859 in selling costs. The basis of the property was $22,380,642, which is net of accumulated depreciation of $10,703,315. For financial statement purposes, the Partnership recognized a gain of $6,261,499 from the sale of this property.

(e) In August 1996, the Partnership sold the Willow Lawn Self-Storage Facility in an all cash sale for $5,603,470. From the proceeds of the sale, the Partnership paid $21,770 in selling costs. The basis of the property was $2,176,554, which is net of accumulated depreciation of $835,594. For financial statement purposes, the Partnership recognized a gain of $3,405,146 from the sale of this property.

11.  Extraordinary Item:

(a) In 1997, the Partnership sold the Providence Square Apartments. In connection with the sale, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $255,492. This amount was recognized as an extraordinary item and classified as debt extinguishment expense.

(b) In 1997, the Partnership sold the El Dorado Hills Apartments. In connection with the sale, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $291,995. This amount was recognized as an extraordinary item and classified as debt extinguishment expense.

(c) During 1995, the mortgages collateralized by El Dorado Hills and Providence Square apartment complexes and Storage USA at Norcross and Willow Lawn Self-Storage facilities were refinanced and prepayment penalties of $490,747 were incurred. In conjunction with the refinancing of the mortgage loans, the remaining unamortized deferred financing expenses of $48,724 relating to the previous loans were written off. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses.

12. Other Income:

The Partnership recognized other income in connection with the sale of the American Way Mall during 1997. The agreement of sale provided that, if the purchaser transferred any portion of the property to a specified third party prior to February 25, 1997, the Partnership would be entitled to a portion of the net proceeds from such a transfer. The purchaser transferred a portion of the property and as a result, the Partnership received $421,774 in accordance with the agreement of sale. In addition, the Partnership received a real estate tax refund of $136,938 for American Way Mall's 1995 real estate taxes and a refund of prior years' insurance premium of $20,592 relating to the Partnership's properties.

13. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1996 for mortgage loans with similar terms and maturities, the fair value of the mortgage note payable approximated the carrying value.

14. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not yet been certified, and no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

15. Subsequent Event:

In January 1998, the Partnership made a distribution of $501,941 ($8.79 per Interest) to the holders of Limited Partnership Interests representing a distribution of remaining available Net Cash Proceeds.