Form 10-Q
period 1998-03-31
BALCOR CURRENT INCOME FUND 85
filed 1998-04-29
CIK 763697

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------

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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (UNAUDITED)

                                    ASSETS

                                                1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   1,255,135   $   1,805,138
Prepaid expenses                                    1,760
Accounts and accrued interest receivable            5,712           9,810
                                            --------------  --------------
                                            $   1,262,607   $   1,814,948
                                            ==============  ==============

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      28,814   $      17,493
Due to affiliates                                  24,606          20,684
                                            --------------  --------------
    Total liabilities                              53,420          38,177
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital (57,074
  Interests issued and outstanding)             1,279,118       1,846,702
General Partner's (deficit)                       (69,931)        (69,931)
                                            --------------  --------------
    Total partners' capital                     1,209,187       1,776,771
                                            --------------  --------------
                                            $   1,262,607   $   1,814,948
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (UNAUDITED)


                                                 1998            1997
                                            --------------  --------------
Income:
  Rental and service                                        $     603,951
  Interest on short-term investments        $      18,174         150,355
  Other income                                                    558,712
                                            --------------  --------------
    Total income                                   18,174       1,313,018
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable                              176,932
  Depreciation                                                    105,764
  Amortization of deferred expenses                                 6,324
  Property operating                               20,945         318,050
  Real estate taxes                                                48,500
  Property management fees                                         31,378
  Administrative                                   62,872          77,495
                                            --------------  --------------
    Total expenses                                 83,817         764,443
                                            --------------  --------------
(Loss) income before gain on sales of
  properties and extraordinary item               (65,643)        548,575

Gain on sales of properties                                    13,452,026
                                            --------------  --------------
(Loss) income before extraordinary item           (65,643)     14,000,601

Extraordinary item:
  Debt extinguishment expense                        None        (255,492)
                                            --------------  --------------
Net (loss) income                           $     (65,643)  $  13,745,109
                                            ==============  ==============
Income before extraordinary
  item allocated to General Partner                  None   $      89,118
                                            ==============  ==============
(Loss) income before extraordinary
  item allocated to Limited Partners        $     (65,643)  $  13,911,483
                                            ==============  ==============
(Loss) income before extraordinary
  item per Limited Partnership Interest
  (57,074 issued and outstanding)
  - Basic and Diluted                       $       (1.14)  $      243.75
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (UNAUDITED)
                                  (CONTINUED)

                                                1998            1997
                                            --------------  --------------

Extraordinary item allocated to
  General Partner                                    None   $      (1,626)
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                                   None   $    (253,866)
                                            ==============  ==============
Extraodinary item per Limited
  Partnership Interest (57,074
  issued and outstanding)
  - Basic and Diluted                                None   $       (4.45)
                                            ==============  ==============
Net income allocated to
  General Partner                                    None   $      87,492
                                            ==============  ==============
Net (loss) income allocated to
  Limited Partners                          $     (65,643)  $  13,657,617
                                            ==============  ==============
Net (loss) income per Limited
  Partnership Interest (57,074 issued and
  outstanding) - Basic and Diluted          $       (1.15)  $      239.30
                                            ==============  ==============
Distribution to Limited Partners            $     501,941   $     240,852
                                            ==============  ==============
Distribution per Limited Partnership
  Interest (57,074 issued and outstanding)  $        8.79   $        4.22
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (UNAUDITED)

                                                 1998            1997
                                            --------------  --------------
Operating activities:
  Net (loss) income                         $     (65,643)  $  13,745,109
  Adjustments to reconcile net
    (loss) income to net cash (used in) or
    provided by operating activities:
      Extraordinary item:
        Debt extinguishment expense                               255,492
      Gain on sales of properties                             (13,452,026)
      Depreciation of properties                                  105,764
      Amortization of deferred expenses                             6,324
      Net change in:
        Escrow deposits                                           288,785
        Accounts receivable                         4,098         (53,933)
        Prepaid expenses                           (1,760)         51,280
        Accounts payable                           11,321         (64,333)
        Due to affiliates                           3,922          (2,092)
        Accrued liabilities                                      (294,801)
        Security deposits                                         (90,753)
                                            --------------  --------------
  Net cash (used in) or provided by
    operating activities                          (48,062)        494,816
                                            --------------  --------------
Investing activities:
  Proceeds from sales of properties                            16,970,380
  Payment of selling costs                                       (980,544)
                                                            --------------
  Net cash provided by investing activities                    15,989,836
                                                            --------------
Financing activities:
  Distribution to Limited Partners               (501,941)       (240,852)
  Principal payments on mortgage notes
    payable                                                       (13,775)
  Release of improvement escrows                                  127,988
                                            --------------  --------------
  Net cash used in financing activities          (501,941)       (126,639)
                                            --------------  --------------

Net change in cash and cash equivalents          (550,003)     16,358,013
Cash and cash equivalents at beginning
  of period                                     1,805,138       2,509,984
                                            --------------  --------------

Cash and cash equivalents at end of period  $   1,255,135   $  18,867,997
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes during 1998 in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) A reclassification has been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements. This reclassification has not changed the 1997 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining three properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Interest Expense:

During the three months ended March 31, 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $176,932.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 are:

                                       Paid        Payable
                                    ------------  ---------

   Reimbursement of expenses to
     the General Partner, at cost  $      5,869   $  24,606

5. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not yet been certified, and no determination of the merits has been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Current Income Fund-85 A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to invest in and operate income-producing real property. The Partnership raised $57,074,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire five real property investments. As of March 31, 1998, the Partnership had no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------
Administrative expenses and expenses incurred related to properties sold during 1997 were higher than interest income earned on short-term investments. This was the primary reason the Partnership recognized a net loss during the quarter ended March 31, 1998. During the quarter ended March 31, 1997, the Partnership sold three properties and recognized significant gains in connection with these sales which resulted in the Partnership generating net income during 1997. Further discussion of the Partnership's operations are summarized below.

1998 Compared to 1997
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

The Partnership sold the American Way Mall, Providence Square Apartments and Storage USA of Norcross Self-Storage Facility during the quarter ended March 31, 1997. As a result, the Partnership recognized gains totaling $13,452,026 during 1997. As a result of these sales, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, real estate taxes and property management fees ceased during 1997.

Due to higher cash balances during 1997 as a result of the investment of proceeds received in connection with the property sales prior to distribution to Limited Partners, interest income on short-term investments decreased during 1998 as compared to 1997.

Other income was recognized in 1997 in connection with the sale of the American Way Mall. The agreement of sale provided that, if the purchaser transferred any portion of the property to a specified third party prior to February 25, 1997, the Partnership was entitled to a portion of the net proceeds from the transfer. The purchaser transferred a portion of the property and as a result, the Partnership received $421,774 pursuant to the agreement of sale. In addition, the Partnership received a real estate tax refund of $136,938 for the American Way Mall's 1995 real estate taxes.

Property operating expense decreased as of March 31, 1998 as compared to 1997 due to the sales of the Partnership's three remaining properties in 1997. The Partnership paid additional expenditures during 1998 related to one of the properties sold during 1997.

Due to lower accounting and portfolio management fees as a result of the prior year's property sales, administrative expense decreased during 1998 as compared to 1997.

In connection with the February 1997 sale of Providence Square Apartments, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $255,492. This amount was recognized as an extraordinary item and classified as debt extinguishment expense for financial statement purposes during 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $550,000 as of March 31, 1998 when compared to December 31, 1997 primarily due to the January 1998 distribution to Limited Partners of remaining available Net Cash Proceeds. The Partnership used cash totaling approximately $48,000 from its operating activities to pay administrative expenses and operating expenses related to a sold property which was partially offset by interest income earned on short-term investments. The Partnership used cash of approximately $502,000 to fund the distribution to the Limited Partners in January 1998 in its financing activities.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining three properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

To date, Limited Partners have received distributions of Net Cash Receipts of $173.34 and Net Cash Proceeds of $686.33, totaling $859.67 per $1,000 Interest. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover all of their original investment.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1998.

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


Date: April 29,1998
      --------------------