Form 10-Q
period 1998-09-30
BALCOR CURRENT INCOME FUND 85
filed 1998-11-13
CIK 763697

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               --------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (UNAUDITED)

                                    ASSETS

                                                1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   1,255,843   $   1,805,138
Accounts and accrued interest receivable            5,502           9,810
                                            --------------  --------------
                                            $   1,261,345   $   1,814,948
                                            ==============  ==============


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      34,266   $      17,493
Due to affiliates                                  31,617          20,684
                                            --------------  --------------
     Total liabilities                             65,883          38,177
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital (57,074
  Interests issued and outstanding)             1,265,393       1,846,702
General Partner's deficit                         (69,931)        (69,931)
                                            --------------  --------------
     Total partners' capital                    1,195,462       1,776,771
                                            --------------  --------------
                                            $   1,261,345   $   1,814,948
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (UNAUDITED)


                                                 1998            1997
                                            --------------  --------------
Income:
  Rental and service                                        $     603,951
  Interest on short-term investments        $      51,614         239,124
  Other income                                     34,037         572,227
                                            --------------  --------------
    Total income                                   85,651       1,415,302
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable                              176,932
  Depreciation                                                    105,764
  Amortization of deferred expenses                                 6,324
  Property operating                               21,298         400,835
  Real estate taxes                                                48,500
  Property management fees                                         31,378
  Administrative                                  143,721         174,516
                                            --------------  --------------
    Total expenses                                165,019         944,249
                                            --------------  --------------
(Loss) income before gain on sales of
  properties and extraordinary item               (79,368)        471,053

Gain on sales of properties                                    13,452,026
                                            --------------  --------------
(Loss) income before extraordinary item           (79,368)     13,923,079

Extraordinary item:
  Debt extinguishment expense                                    (255,492)
                                            --------------  --------------
Net (loss) income                           $     (79,368)  $  13,667,587
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner                      None    $      85,222
                                            ==============  ==============
(Loss) income before extraordinary item
  allocated to Limited Partners             $     (79,368)  $  13,837,857
                                            ==============  ==============
(Loss) income before extraordinary item
  per Limited Partnership Interest (57,074
  issued and outstanding)
  - Basic and Diluted                       $       (1.39)  $      242.46
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (UNAUDITED)
                                  (Continued)

                                                 1998            1997
                                            --------------  --------------

Extraordinary item allocated to General
  Partner                                           None    $      (1,626)
                                            ==============  ==============
Extraordinary item allocated to Limited
  Partners                                          None    $    (253,866)
                                            ==============  ==============
Extraordinary item per Limited Partnership
  Interest (57,074 issued and outstanding)
  - Basic and Diluted                               None    $       (4.45)
                                            ==============  ==============
Net income allocated to General Partner             None    $      83,596
                                            ==============  ==============
Net (loss) income allocated to Limited
  Partners                                  $     (79,368)  $  13,583,991
                                            ==============  ==============
Net (loss) income per Limited Partnership
  Interest (57,074 issued and outstanding)
  - Basic and Diluted                       $       (1.39)  $      238.01
                                            ==============  ==============
Distributions to Limited Partners           $     501,941   $  17,062,272
                                            ==============  ==============
Distributions per Limited Partners Interest
  (57,074 issued and outstanding)           $        8.79   $      298.95
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (UNAUDITED)

                                                 1998            1997
                                            --------------  --------------
Income:
  Interest on short-term investments        $      16,925   $      25,521
  Other income                                                     13,515
                                            --------------  --------------
    Total income                                   16,925          39,036
                                            --------------  --------------
Expenses:
  Administrative                                   37,987          33,308
                                            --------------  --------------
    Total expenses                                 37,987          33,308
                                            --------------  --------------
Net (loss) income                           $     (21,062)  $       5,728
                                            ==============  ==============
Net (loss) income allocated to General
   Partner                                          None             None
                                            ==============  ==============
Net (loss) income allocated to Limited
   Partners                                 $     (21,062)  $       5,728
                                            ==============  ==============
Net (loss) income per Limited Partnership
  Interest (57,074 issued and outstanding)
  - Basic and Diluted                       $       (0.37)  $        0.10
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (UNAUDITED)

                                                 1998            1997
                                            --------------  --------------
Operating activities:
  Net (loss) income                         $     (79,368)  $  13,667,587
  Adjustments to reconcile net
    (loss) income to net cash (used in) or
    provided by operating activities:
      Extraordinary item:
        Debt extinguishment expense                               255,492
      Gain on sales of properties                             (13,452,026)
      Depreciation of properties                                  105,764
      Amortization of deferred expenses                             6,324
      Net change in:
        Escrow deposits                                           288,785
        Accounts receivable                         4,308          94,288
        Prepaid expenses                                           54,726
        Accounts payable                           16,773        (280,869)
        Due to affiliates                          10,933         (19,719)
        Accrued liabilities                                      (294,801)
        Security deposits                                         (90,753)
                                            --------------  --------------
  Net cash (used in) or provided by
   operating activities                           (47,354)        334,798
                                            --------------  --------------
Investing activities:
  Proceeds from sales of properties                            16,970,380
  Payment of selling costs                                       (980,544)
                                                              ------------
  Net cash provided by investing activities                    15,989,836
                                                              ------------
Financing activities:
  Distributions to Limited Partners              (501,941)    (17,062,272)
  Principal payments on mortgage notes                            (13,775)
  Release of improvement escrows                                  127,988
                                            --------------  --------------
  Cash used in financing activities              (501,941)    (16,948,059)
                                            --------------  --------------
Net change in cash and cash equivalents          (549,295)       (623,425)
Cash and cash equivalents at beginning
  of period                                     1,805,138       2,509,984
                                            --------------  --------------

Cash and cash equivalents at end of period  $   1,255,843   $   1,886,559
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

(b)In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

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

3. Interest Expense:

During the nine months ended September 30, 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $176,932.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 13,745       $ 4,743    $ 31,617

5. Other Income:

Other income was recognized in 1997 in connection with the sale of the American Way Mall. The agreement of sale provided that, if the purchaser transferred any portion of the property to a specified third party prior to February 25, 1997, the Partnership was entitled to a portion of the net proceeds from the transfer. The purchaser transferred a portion of the property and as a result, the Partnership received $421,774 pursuant to the agreement of sale. In addition, the Partnership received a real estate tax refund of $136,938 related to 1995 real estate taxes for American Way Mall and a refund of a prior year's insurance premium of $13,515 relating to the Partnership's properties.
In 1998, the Partnership received an additional refund of $34,037 related to 1995 real estate taxes for American Way Mall.

6. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not been certified. This action was dismissed without prejudice by the trial court on September 24, 1998 for failure to state a cause of action. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Current Income Fund-85 A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to invest in and operate income-producing real property. The Partnership raised $57,074,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire five real property investments. As of September 30, 1998, the Partnership had no properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses and property operating expenses incurred in 1998 related to one of the properties sold during 1997 were higher than interest income earned on short-term investments and income received in 1998 related to a real estate tax refund for a property sold in 1997. This was the primary reason the Partnership recognized a net loss during the nine months and quarter ended September 30, 1998. During January and February 1997, the Partnership sold three properties and recognized significant gains in connection with these sales. This was the primary reason the Partnership generated net income during the nine months ended September 30, 1997. During the quarter ended September 30, 1997, administrative expenses were lower than interest income earned on short-term investments plus the receipt of a refund of a prior year's insurance premium. This was the primary reason the Partnership recognized net income for the quarter ended September 30, 1997. Further discussion of the Partnership's operations are summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

The Partnership sold the American Way Mall, Providence Square Apartments and Storage USA of Norcross Self-Storage Facility during the quarter ended March 31, 1997. As a result, the Partnership recognized gains totaling $13,452,026 during the nine months ended September 30, 1997. Also, as a result of these sales, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, real estate taxes and property management fees ceased during 1997.

Due to higher cash balances during 1997 as a result of the investment of proceeds received in connection with the property sales prior to distribution to Limited Partners, interest income on short-term investments decreased during 1998 as compared to 1997.

Other income was recognized in 1997 in connection with the sale of the American Way Mall. The agreement of sale provided that, if the purchaser transferred any portion of the property to a specified third party prior to February 25, 1997, the Partnership was entitled to a portion of the net proceeds from the transfer. The purchaser transferred a portion of the property and as a result, the Partnership received $421,774 pursuant to the agreement of sale. In addition, in 1997 the Partnership received a real estate tax refund of $136,938 for the American Way Mall and a refund of a prior year's insurance premium of $13,515 relating to the Partnership's properties. In 1998, the Partnership received an additional real estate tax refund of $34,037 for the American Way Mall.

Property operating expense decreased as of September 30, 1998 as compared to 1997 due to the sales of the Partnership's three remaining properties in 1997. The Partnership paid additional expenditures during the nine months ended September 30, 1998 related to one of the properties sold during 1997.

Due primarily to lower accounting fees as a result of the prior year's property sales, administrative expense decreased during the nine months ended September 30, 1998 as compared to the same period in 1997. Accrued legal fees were higher during the quarter ended September 30, 1998, as compared to the same period in 1997, which was the primary reason administrative expenses increased during the quarter ended September 30, 1998.

In connection with the February 1997 sale of Providence Square Apartments, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $255,492. This amount was recognized as an extraordinary item and classified as debt extinguishment expense for financial statement purposes during 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $549,000 as of September 30, 1998 when compared to December 31, 1997 primarily due to the January 1998 distribution to Limited Partners of remaining available Net Cash Proceeds. The Partnership used cash of approximately $47,000 in its operating activities to pay administrative expenses and operating expenses related to a sold property which was partially offset by interest income earned on short-term investments and the receipt of a real estate tax refund related to American Way Mall. The Partnership used cash of approximately $502,000 in its financing activities to fund the distribution to the Limited Partners in January 1998.

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

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
--------------------------

Klein. et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

With regard to the proposed class action complaint, Lenore Klien. et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96), on June 9, 1998 the defendants filed a motion to dismiss the complaint for failure to state a cause of action. The motion was briefed by all parties and oral argument was heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendant's motion to dismiss the complaint, and on October 23, 1998 the judge announced that he would enter an order dismissing the complaint without prejudice.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1998.

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



Date: November 12, 1998
      --------------------