Form 10-K
period 1998-12-31
BALCOR CURRENT INCOME FUND 85
filed 1999-03-22
CIK 763697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                           -----------------
                                      OR

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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in February 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2. Properties
------------------
As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

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

In June 1998, the defendants filed a motion to dismiss the complaint for failure to state a cause of action. Oral arguments were heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendants' motion to dismiss the complaint. On October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice, but stated that the plaintiffs would be required to file any new pleading in a separate action and would not be allowed to amend the existing complaint. The plaintiffs moved for a reconsideration of the judge's ruling, which was denied on November 20, 1998. On December 28, 1998, plaintiffs filed a notice of appeal from both the judge's October 23 and November 20, 1998 rulings.

On March 11,1999, an order was entered by the Superior Court of New Jersey, Appellate Division, dismissing the appeal in this action with prejudice. Therefore, this will be the final report to investors regarding this matter.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 3,764.

Item 6. Selected Financial Data
-------------------------------

                                     Year ended December 31,
                ---------------------------------------------------------------
                    1998         1997         1996          1995       1994
                -----------  -----------  ------------  ----------- -----------

Total income       $101,662   $1,447,815   $8,187,202   $10,007,275 $10,366,096
Provision for
  investment
  property
  write-down           None         None         None          None   6,700,000
(Loss) income before
  gain on sales
  of properties
  and extraordinary
  item              (99,487)     440,994     (388,289)     (436,493) (7,389,060)
Net (loss) income   (99,487)  13,637,528    8,986,361      (975,964) (7,389,060)
Net (loss) income
  per Limited
  Partnership
  Interest - Basic
  and Diluted         (1.74)      237.48       155.88        (16.93)    (128.17)
Total assets      1,246,192    1,814,948   22,779,071    52,642,536  50,448,385
Mortgage notes
  payable              None         None   16,803,395    33,824,504  29,854,081
Distributions per
  Limited Partner-
  ship Interest (A)    8.79       298.95       389.62         12.31        None

(A) These amounts include distributions of original capital of $8.79, $294.73 and $367.81 per Limited Partnership Interest during 1998, 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------

Balcor Current Income Fund - 85 A Real Estate Limited Partnership (the "Partnership") sold two properties during 1996 and its remaining three properties during 1997. The Partnership recognized significant gains in 1997 and 1996 in connection with the property sales. Property operating expenses, which related to one of the properties sold in 1997, and administrative expenses incurred in 1998 were higher than interest income earned on short-term investments resulting in a net loss in 1998 as compared to 1997. This loss was partially offset by income received in 1998 related to a real estate tax refund for a property sold in 1997. As a result, the Partnership recognized a net loss during 1998 as compared to net income during 1997. The Partnership recognized higher gains on the sales of properties during 1997 as compared to 1996. This resulted in an increase in net income during 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

The Partnership sold the American Way Mall, Providence Square Apartments and Storage USA of Norcross Self-Storage Facility during 1997. As a result, the Partnership recognized gains totaling $13,452,026 in 1997. Also, as a result of these sales, rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, real estate taxes and property management fees ceased during 1997.

Higher average cash balances were available for investment during 1997 due to the proceeds received by the Partnership from the 1997 property sales prior to distribution to Limited Partners. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

Other income was recognized in 1997 in connection with the sale of the American Way Mall. The agreement of sale provided that, if the purchaser transferred any portion of the property to a specified third party prior to February 25, 1997, the Partnership was entitled to a portion of the net proceeds from the transfer. The purchaser transferred a portion of the property and as a result, the Partnership received $421,774 pursuant the agreement of sale. In addition, in 1997 the Partnership received a real estate tax refund of $136,938 related to the American Way Mall and a partial refund of prior years' insurance premiums of $20,592 relating to the Partnership's properties. In 1998, the Partnership received an additional real estate tax refund of $34,037 related to the American Way Mall.

Property operating expense decreased during 1998 as compared to 1997 due to the sales of the Partnership's three remaining properties in 1997. The Partnership paid additional expenditures during 1998 related to one of the properties sold during 1997.

The Partnership incurred lower accounting, data processing, portfolio management, professional fees and bank charges during 1998 as compared to 1997 resulting in a decrease in administrative expenses during 1998 as compared to 1997. This decrease was partially offset by an increase in accrued legal fees in connection with the litigation discussed in "Item 3. Legal Proceedings".

In connection with the February 1997 sale of Providence Square Apartments the Partnership wrote-off the remaining unamortized deferred financing fees in the amount of $255,492. This amount was recognized as an extraordinary item and classified as debt extinguishment expense for financial statement purposes during 1997.

1997 Compared to 1996
---------------------

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

In connection with the August 1996 sale of the El Dorado Hills Apartments, the Partnership wrote-off the remaining unamortized deferred financing fees in the amount of $291,995. This amount was recognized as an extraordinary item and classified as debt extinguishment expense for financial statement purposes during 1996.

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership decreased by approximately $564,000 as of December 31, 1998 when compared to December 31, 1997 primarily due to the January 1998 distribution to Limited Partners of remaining available Net Cash Proceeds. The Partnership used cash of approximately $62,000 in its operating activities to pay administrative expenses and operating expenses related to a sold property. This use of cash was partially offset by interest income earned on short-term investments and the receipt of a real estate tax refund related to American Way Mall. The Partnership used cash of approximately $502,000 to fund its financing activities which consisted of a distribution in January 1998 to Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in February

1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

The Partnership made distributions in 1998, 1997 and 1996 totaling $8.79, $298.95 and $389.62 per Interest, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $8.79 per Interest of Net Cash Proceeds in 1998, $4.22 per Interest of Net Cash Receipts and $294.73 per Interest of Net Cash Proceeds in 1997, $21.81 per Interest of Net Cash Receipts and $367.81 per Interest of Net Cash Proceeds in 1996.

Limited Partners have received cumulative distributions totaling $859.67 per $1,000 Interest, as well as certain tax benefits. Of this amount, $173.34 has been from Net Cash Receipts and $686.33 has been from Net Cash Proceeds. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover all of their original investment.

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1998         December 31, 1997
                      -----------------------   ------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets          $1,246,192    $8,091,288   $1,814,948   $8,658,858
Partners' capital
  accounts (deficit):
    General Partner      (69,931)      (64,864)     (69,931)     (69,931)
    Limited Partners   1,245,274     8,085,295    1,846,702    8,702,535
Net (loss) income:
  General Partner           None         5,067       83,596       63,012
  Limited Partners       (99,487)     (115,299)  13,553,932   14,553,301
  Per Limited Part-
    nership Interest       (1.74)(A)     (2.02)      237.48(A)    254.99

(A) Amount represents basic and diluted net (loss) income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Current Income Partners-85, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                              OFFICERS
         -------                             ---------

Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Vice President                        Alexander J. Darragh
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman,
President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(e) None of the foregoing officers, directors or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company but not from the Registrant for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

(b) Balcor Current Income Partners-85 and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
          Interests            158 Interests     Less than 1%

Relatives of the officers and affiliates of the partners of the General Partner do not own any additional Interests.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 40 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1998.

(c) Exhibits:  See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR CURRENT INCOME FUND-85
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:/s/Jayne A. Kosik
                             -----------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal Accounting
                             and Financial Officer) of Balcor Current
                             Income Partners-85, the General Partner

Date: March 19, 1999
      ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Current Income
                         Partners-85, the General Partner
/s/Thomas E. Meador                                         March 19, 1999
--------------------                                        --------------
   Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Current Income Partners-85,
                         the General Partner
/s/Jayne A. Kosik                                            March 19, 1999
--------------------                                         --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital, for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Current Income Fund-85, A Real Estate Limited Partnership:

In our opinion, the accompanying balance sheets and the related statements of partners' capital, of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Current Income Fund-85, A Real Estate Limited Partnership (An Illinois Limited Partnership, the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. The Partnership intends to cease operations and dissolve.



PricewaterhouseCoopers LLP


Chicago, Illinois
March 17, 1999

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS

                                                 1998            1997
                                             -------------   -------------
Cash and cash equivalents                    $  1,240,940    $  1,805,138
Accounts and accrued interest receivable            5,252           9,810
                                             -------------   -------------
                                             $  1,246,192    $  1,814,948
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     52,055    $     17,493
Due to affiliates                                  18,794          20,684
                                             -------------   -------------
    Total liabilities                              70,849          38,177
                                             -------------   -------------

Commitments and contingencies

Limited Partners' capital (57,074
  Interests issued and outstanding)             1,245,274       1,846,702
General Partner's deficit                         (69,931)        (69,931)
                                             -------------   -------------
    Total partners' capital                     1,175,343       1,776,771
                                             -------------   -------------
                                             $  1,246,192    $  1,814,948
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1998, 1997 and 1996

                                  Partners' Capital (Deficit) Accounts
                               -------------- -------------- -------------
                                                  General       Limited
                                    Total         Partner       Partners
                               -------------- -------------- -------------

Balance at December 31, 1995   $  18,452,326  $    (243,391) $ 18,695,717

Cash distributions (A)           (22,237,172)                 (22,237,172)

Net income for the year
  ended December 31, 1996          8,986,361         89,864     8,896,497
                               -------------- -------------- -------------
Balance at December 31, 1996       5,201,515       (153,527)    5,355,042

Cash distributions (A)           (17,062,272)                 (17,062,272)

Net income for the year
  ended December 31, 1997         13,637,528         83,596    13,553,932
                               -------------- -------------- -------------
Balance at December 31, 1997       1,776,771        (69,931)    1,846,702

Cash distributions (A)              (501,941)                    (501,941)

Net loss for the year
  ended December 31, 1998            (99,487)                     (99,487)
                               -------------- -------------- -------------
Balance at December 31, 1998   $   1,175,343  $     (69,931) $  1,245,274
                               ============== ============== =============

(A) Summary of cash distributions paid per Limited Partnership Interest:

                                        1998           1997          1996
                                -------------  -------------  ------------
                 First Quarter  $       8.79   $       4.22   $     47.31
                Second Quarter          None         294.73         27.50
                 Third Quarter          None           None          5.00
                Fourth Quarter          None           None        309.81

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996

                                    1998           1997          1996
                               -------------- -------------- -------------
Income:
  Rental and service                          $     603,951  $  7,937,839
  Interest on short-term
    investments                $      67,625        264,560       249,363
  Other income                        34,037        579,304
                               -------------- -------------- -------------
    Total income                     101,662      1,447,815     8,187,202
                               -------------- -------------- -------------
Expenses:
  Interest on mortgage
    notes payable                                   176,932     2,112,567
  Depreciation                                      105,764     1,443,018
  Amortization of deferred
    expenses                                          6,324        77,532
  Property operating                  21,298        411,807     3,406,567
  Real estate taxes                                  48,500       700,127
  Property management fees                           31,378       399,491
  Administrative                     179,851        226,116       436,189
                               -------------- -------------- -------------
    Total expenses                   201,149      1,006,821     8,575,491
                               -------------- -------------- -------------
(Loss) income before gain
  on sales of properties and
  extraordinary item                 (99,487)       440,994      (388,289)

Gain on sales of properties                      13,452,026     9,666,645
                               -------------- -------------- -------------
(Loss) income before
  extraordinary item                 (99,487)    13,893,020     9,278,356

Extraordinary item:
  Debt extinguishment expenses                     (255,492)     (291,995)
                               -------------- -------------- -------------
Net (loss) income              $     (99,487) $  13,637,528  $  8,986,361
                               ============== ============== =============
Income before extraordinary
  item allocated to
  General Partner                       None  $      85,162  $     92,784
                               ============== ============== =============
(Loss) income before
  extraordinary item allocated
  to Limited Partners          $     (99,487) $  13,807,858  $  9,185,572
                               ============== ============== =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)

                                      1998           1997          1996
                                 -------------- -------------- -------------
(Loss) income before
  extraordinary item
  per Limited Partnership
  Interest (57,074  issued
  and outstanding) - Basic
  and Diluted                  $       (1.74) $      241.93  $     160.94
                               ============== ============== =============
Extraordinary item allocated
  to General Partner                    None  $      (1,566) $     (2,920)
                               ============== ============== =============
Extraordinary item allocated
  to Limited Partners                   None  $    (253,926) $   (289,075)
                               ============== ============== =============
Extraordinary item per Limited
  Partnership Interest (57,074
  issued and outstanding)
  - Basic and Diluted                   None  $       (4.45) $      (5.06)
                               ============== ============== =============
Net income allocated
  to General Partner                    None  $      83,596  $     89,864
                               ============== ============== =============
Net (loss) income allocated
  to Limited Partners          $     (99,487) $  13,553,932  $  8,896,497
                               ==============  ============= =============
Net (loss) income  per Limited
  Partnership Interest (57,074
  issued and outstanding) -
  Basic and Diluted            $       (1.74) $      237.48  $     155.88
                               ============== ============== =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                                    1998           1997          1996
                               -------------- -------------- -------------
Operating activities:
  Net (loss) income            $     (99,487) $  13,637,528  $  8,986,361
  Adjustments to reconcile net
    (loss) income to net cash
    (used in) or provided by
    operating activities:
      Extraordinary item:
        Debt extinguishment
          expenses                                  255,492       291,995
      Gain on sales
        of properties                           (13,452,026)   (9,666,645)
      Depreciation
        of properties                               105,764     1,443,018
      Amortization of deferred
        expenses                                      6,324        77,532
      Net change in:
        Escrow deposits                             288,785        27,480
        Accounts and accrued
          interest receivable          4,558         92,768        54,912
        Prepaid expenses                             54,726       (19,263)
        Accounts payable              34,562       (274,043)      230,184
        Due to affiliates             (1,890)       (76,387)       73,855
        Other liabilities                          (294,801)      271,487
        Security deposits                           (90,753)     (167,071)
                               -------------- -------------- -------------
  Net cash (used in) or
    provided by operating
    activities                       (62,257)       253,377     1,603,845
                               -------------- -------------- -------------
Investing activities:
  Proceeds from sales of
    properties                                   16,970,380    18,181,721
  Payment of selling costs                         (980,544)     (729,629)
                                              --------------  ------------
  Net cash provided by
    investing activities                         15,989,836    17,452,092
                                              --------------  ------------

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)

                                     1998            1997          1996
                                 -------------- -------------- -------------
Financing activities:
  Distributions to
    Limited Partners                (501,941)   (17,062,272)  (22,237,172)
  Principal payments on
    mortgage notes payable                          (13,775)     (249,360)
  Release of improvement
    escrows                                         127,988       465,040
                               -------------- -------------- -------------
  Net cash used in
    financing activities            (501,941)   (16,948,059)  (22,021,492)
                               -------------- -------------- -------------
Net change in cash and cash
  equivalents                       (564,198)      (704,846)   (2,965,555)

Cash and cash equivalents at
  beginning of year                1,805,138      2,509,984     5,475,539
                               -------------- -------------- -------------
Cash and cash equivalents at
  end of year                  $   1,240,940  $   1,805,138  $  2,509,984
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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in February 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership.

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

When properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(c) The Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. The General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of mortgage loan refinancing fees which were amortized over the terms of the respective agreements. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(f) For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

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

(i) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements for operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

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

The Partnership Agreement provides that the General Partner will be allocated 1% of the profits and losses and the Limited Partners will be allocated 99% of the profits and losses. For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

To the extent that Net Cash Receipts were available, distributions were to be made 90% to the Limited Partners and 10% to the General Partner, 9% as its Partnership management fee and 1% as its distributive share. The General Partner's share of distributed Net Cash Receipts was subordinated to receipt by the Limited Partners of a Cumulative Distribution of 6% through March 1988, 6.5% thereafter through March 1989 and 7% thereafter through March 1990. No subordination of the General Partner's share of distributed Net Cash Receipts was required after March 1990. Since Cumulative Distribution levels to the Limited Partners specified in the Partnership Agreement were not attained, the General Partner was required to subordinate its receipt of its share of Net Cash Receipts of approximately $650,000 through March 1990. This amount was deferred and was eligible to be paid only from Net Cash Proceeds as described below. The General Partner has not received any distributions of Net Cash Receipts in accordance with this provision.

When the Partnership sold or refinanced its properties, the Net Cash Proceeds resulting therefrom which were available for distribution were to be distributed only to holders of Interests until such time as holders of Interests received an amount equal to their Original Capital plus a 7% per annum non-compounded Cumulative Distribution. Thereafter, if any portion of the General Partner's share of Net Cash Receipts had been deferred as a result of the subordination to the Cumulative Distribution, available Net Cash Proceeds were to be distributed to the General Partner to the extent of the deferred amount. Any remaining Net Cash Proceeds available for distribution were to be distributed 85% to the Limited Partners and 15% to the General Partner. Since the required subordination levels were not met, the General Partner has not received any distributions of Net Cash Proceeds.

5. Mortgage Note Payable:

During 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $176,932 and $2,112,567, respectively.

6. Management Agreements:

The Partnership's properties were managed by third party management companies prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1998 in the financial statements is $10,745 less than the taxable loss of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/98         12/31/97         12/31/96
                         ---------------  ---------------- ----------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                         -------- ------- -------- ------- -------- -------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            $ 3,945  $3,182  $28,408  $3,502  $15,706 $14,891
    Data processing         1,752     872    3,655    None      911    None
    Investment processing   3,323    None    8,180   3,323    1,950   1,849
    Legal                   3,559   2,868   15,366   4,174    9,219   8,742
    Portfolio management   14,577  11,872   63,306   9,685   76,789  71,589

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $11,764 in 1996.

9.  Property Sales:

(a) In February 1997, the Partnership sold the Providence Square Apartments for a sales price of $25,510,000 less a credit of $500,000 related to the personal property for a net sales price of $25,010,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $16,789,620, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the Partnership paid $167,896 in fees relating to the assumption of the mortgage loan by the purchaser and $583,763 in other selling costs. The basis of the property was $13,623,514, which is net of accumulated depreciation of $8,450,525. For financial statement purposes, the Partnership recognized a gain of $10,634,827 from the sale of this property.

(b) In February 1997, the Partnership sold the Storage USA of Norcross Self-Storage Facility in an all cash sale for $3,250,000. From the proceeds of the sale, the Partnership paid $24,803 in selling costs. The basis of the property was $1,985,199, which is net of accumulated depreciation of $838,628. For financial statement purposes, the Partnership recognized a gain of $1,239,998 from the sale of this property.

(c) In January 1997, the Partnership sold the American Way Mall in an all cash sale for $5,500,000. From the proceeds of the sale, the Partnership paid $204,082 in selling costs. The basis of the property was $3,718,717, which is net of accumulated depreciation of $4,361,314. For financial statement purposes, the Partnership recognized a gain of $1,577,201 from the sale of this property.

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

10.  Extraordinary Item:

(a) In 1997, the Partnership sold the Providence Square Apartments. In connection with this sale, the Partnership wrote-off the remaining unamortized deferred financing fees in the amount of $255,492. This amount was recognized as an extraordinary item and classified as debt extinguishment expense.

(b) In 1996, the Partnership sold the El Dorado Hills Apartments. In connection with this sale, the Partnership wrote-off the remaining unamortized deferred financing fees in the amount of $291,995. This amount was recognized as an extraordinary item and classified as debt extinguishment expense.

11. Other Income:

The Partnership recognized other income in 1997 in connection with the sale of the American Way Mall. The agreement of sale provided that, if the purchaser transferred any portion of the property to a specified third party prior to February 25, 1997, the Partnership was entitled to a portion of the net proceeds from the transfer. The purchaser transferred a portion of the property and as a result, the Partnership received $421,774 in accordance with the agreement of sale. In addition, the Partnership received a real estate tax refund of $136,938 related to 1995 real estate taxes for American Way Mall and a partial refund of prior years' insurance premiums of $20,592 relating to the Partnership's properties. In 1998, the Partnership received an additional refund of $34,037 related to 1995 real estate taxes for American Way Mall.