Form 10-Q
period 1999-03-31
BALCOR CURRENT INCOME FUND 85
filed 1999-05-06
CIK 763697

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------

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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                 1999            1998
                                            --------------  --------------
Cash and cash equivalents                   $   1,216,360   $   1,240,940
Accrued interest receivable                         4,895           5,252
Prepaid expense                                     1,896
                                            --------------  --------------
                                            $   1,223,151   $   1,246,192
                                            ==============  ==============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                            $      41,962   $      52,055
Due to affiliates                                  21,599          18,794
                                            --------------  --------------
    Total liabilities                              63,561          70,849
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital (57,074
  Interests issued and outstanding)             1,229,521       1,245,274
General Partner's (deficit)                       (69,931)        (69,931)
                                            --------------  --------------
    Total partners' capital                     1,159,590       1,175,343
                                            --------------  --------------
                                            $   1,223,151   $   1,246,192
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)


                                                 1999            1998
                                            --------------  --------------
Income:
  Interest on short-term investments        $      14,591   $      18,174
                                            --------------  --------------
    Total income                                   14,591          18,174
                                            --------------  --------------
Expenses:
  Property operating                                               20,945
  Administrative                                   30,344          62,872
                                            --------------  --------------
    Total expenses                                 30,344          83,817
                                            --------------  --------------
Net loss                                    $     (15,753)  $     (65,643)
                                            ==============  ==============
Net loss allocated to
    General Partner                                  None            None
                                            ==============  ==============
Net loss allocated to
  Limited Partners                          $     (15,753)  $     (65,643)
                                            ==============  ==============
Net loss per Limited Partnership
  Interest (57,074 issued and
  outstanding) - Basic and Diluted          $       (0.28)  $       (1.15)
                                            ==============  ==============
Distribution to Limited Partners                     None   $     501,941
                                            ==============  ==============
Distribution per Limited Partnership
  Interest (57,074 issued and outstanding)           None   $        8.79
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                 1999            1998
                                            --------------  --------------
Operating activities:
  Net loss                                  $     (15,753)  $     (65,643)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                                  357           4,098
        Prepaid expenses                           (1,896)         (1,760)
        Accounts payable                          (10,093)         11,321
        Due to affiliates                           2,805           3,922
                                            --------------  --------------
  Net cash used in operating activities           (24,580)        (48,062)
                                            --------------  --------------
Financing activity:
  Distribution to Limited Partners                               (501,941)
                                                            --------------
  Cash used in financing activity                                (501,941)
                                                            --------------
Net change in cash and cash equivalents           (24,580)       (550,003)
Cash and cash equivalents at beginning
  of period                                     1,240,940       1,805,138
                                            --------------  --------------
Cash and cash equivalents at end of period  $   1,216,360   $   1,255,135
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in February 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1999 are:

                                        Paid        Payable
                                    ------------   ---------
   Reimbursement of expenses to
     the General Partner, at cost     $ 9,379      $ 21,599

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Current Income Fund-85 A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to invest in and operate income-producing real property. The Partnership raised $57,074,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire five real property investments. As of March 31, 1999, the Partnership had no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------
The operations of the Partnership in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. In addition, the Partnership paid property operating expenses in 1998 related to one of the properties sold during 1997. Primarily as a result of lower administrative expenses in 1999 and the property operating expenses paid in 1998, the Partnership's net loss decreased during 1999 as compared to 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------
Discussions of fluctuations between 1999 and 1998 refer to the quarters ended March 31, 1999 and 1998.

As a result of lower average cash balances due in part to a distribution to Limited Partners in January 1998 and lower interest rates, interest income on short-term investments decreased during 1999 when compared to 1998.

During 1998, the Partnership paid property operating expenses related to one of the properties sold during 1997.

Primarily due to a decrease in accounting and legal fees, administrative expenses decreased during 1999 when compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $25,000 as of March 31, 1999 when compared to December 31, 1998 due to the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in February 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1999.

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



Date: May 6, 1999
      -----------