Form 10-Q
period 1999-06-30
BALCOR CURRENT INCOME FUND 85
filed 1999-08-11
CIK 763697

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1999 and December 31, 1998
                                  (UNAUDITED)

                                    ASSETS

                                                1999             1998
                                            --------------- --------------
Cash and cash equivalents                   $    1,197,312  $   1,240,940
Accrued interest receivable                          4,639          5,252
                                            --------------- --------------
                                            $    1,201,951  $   1,246,192
                                            =============== ==============



                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $       36,501  $      52,055
Due to affiliates                                   18,720         18,794
                                            --------------- --------------
     Total liabilities                              55,221         70,849
                                            --------------- --------------
Commitments and contingencies

Limited Partners' capital (57,074
  Interests issued and outstanding)              1,216,661      1,245,274
General Partner's deficit                          (69,931)       (69,931)
                                            --------------- --------------
     Total partners' capital                     1,146,730      1,175,343
                                            --------------- --------------
                                            $    1,201,951  $   1,246,192
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1999 and 1998
                                  (UNAUDITED)


                                                 1999           1998
                                            --------------- --------------
Income:
  Interest on short-term investments        $       28,686  $      34,689
  Other income                                                     34,037
                                            --------------- --------------
    Total income                                    28,686         68,726
                                            --------------- --------------

Expenses:
  Property operating                                               21,298
  Administrative                                    57,299        105,734
                                            --------------- --------------
    Total expenses                                  57,299        127,032
                                            --------------- --------------
Net loss                                    $      (28,613) $     (58,306)
                                            =============== ==============
Net loss allocated to General Partner                 None           None
                                            =============== ==============
Net loss allocated to Limited Partners      $      (28,613) $     (58,306)
                                            =============== ==============
Net loss per Limited Partnership Interest
  (57,074 issued and outstanding)
  - Basic and Diluted                       $        (0.50) $       (1.02)
                                            =============== ==============
Distribution to Limited Partners                      None  $     501,941
                                            =============== ==============
Distribution per Limited Partnership
  Interest (57,074 issued and outstanding)            None  $        8.79
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1999 and 1998
                                  (UNAUDITED)

                                                 1999            1998
                                            --------------- --------------
Income:
  Interest on short-term investments        $       14,095  $      16,515
  Other income                                                     34,037
                                            --------------- --------------
    Total income                                    14,095         50,552
                                            --------------- --------------

Expenses:
  Property operating                                                  353
  Administrative                                    26,955         42,862
                                            --------------- --------------
    Total expenses                                  26,955         43,215
                                            --------------- --------------
Net (loss) income                           $      (12,860) $       7,337
                                            =============== ==============
Net (loss) income allocated to General
  Partner                                             None           None
                                            =============== ==============
Net (loss) income allocated to Limited
  Partners                                  $      (12,860) $       7,337
                                            =============== ==============
Net (loss) income per Limited Partnership
  Interest (57,074 issued and outstanding)
  - Basic and Diluted                       $        (0.22) $        0.13
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1999 and 1998
                                  (UNAUDITED)

                                                 1999            1998
                                            --------------- --------------
Operating activities:
  Net loss                                  $      (28,613) $     (58,306)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Net change in:
        Accounts and accrued interest
          receivable                                   613          4,354
        Accounts payable                           (15,554)         4,267
        Due to affiliates                              (74)         8,636
                                            --------------- --------------
  Net cash used in operating activities            (43,628)       (41,049)
                                            --------------- --------------
Financing activity:
  Distribution to Limited Partners                               (501,941)
                                                            --------------
  Cash used in financing activity                                (501,941)
                                                            --------------
Net change in cash and cash equivalents            (43,628)      (542,990)
Cash and cash equivalents at beginning
  of period                                      1,240,940      1,805,138
                                            --------------- --------------
Cash and cash equivalents at end of period  $    1,197,312  $   1,262,148
                                            =============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in February 1997. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Lenore Klein case was dismissed by the Superior Court of New Jersey in March 1999. The Madison Avenue litigation was filed in May 1999. See Note 4 of Notes to Financial Statements for additional information regarding the Madison Avenue litigation. Despite the existence of the Madison Avenue litigation, the Partnership currently plans to dissolve by September 30, 1999 and distribute remaining cash reserves to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises prior to September 30, 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Avenue case to be a matter that would preclude the dissolution of the Partnership in 1999.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1999 are:

                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost     $  18,989     $ 9,610   $ 18,720

4. Contingency:

In May 1999, a lawsuit was filed against the Partnership, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the Partnership and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. The defendants intend to vigorously contest this action. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Current Income Fund-85 A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to invest in and operate income-producing real property. The Partnership raised $57,074,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire five real property investments. As of June 30, 1999, the Partnership had no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------
The operations of the Partnership during 1999 consisted of administrative expenses which were partially offset by interest income earned on short-term investments. During the first quarter of 1998, the Partnership paid property operating expenses related to one of the properties sold during 1997, and during the second quarter of 1998, the Partnership also received a partial real estate tax refund related to this property. As a result of these events and lower administrative expenses in 1999, the Partnership's net loss decreased during the six months ended June 30, 1999 as compared to the same period in 1998 and the Partnership recognized a net loss during the quarter ended June 30, 1999 as compared to net income during the same period in 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------
Unless otherwise noted, discussions of fluctuations between 1999 and 1998 refer to both the six months and quarters ended June 30, 1999 and 1998.

As a result of lower interest rates in 1999 and higher cash balances in 1998 prior to a distribution to Limited Partners in January 1998, interest income on short-term investments decreased during 1999 as compared to 1998.

During the quarter ended June 30, 1998, the Partnership received a partial real estate tax refund of $34,037 for the American Way Mall. The property was sold in 1997. This amount was recognized as other income for financial statement purposes during 1998. In addition, the Partnership paid property operating expenses in 1998 related to this property.

Primarily due to a decrease in accounting and legal fees, administrative expenses decreased during 1999 as compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $44,000 as of June 30, 1999 when compared to December 31, 1998 due to the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in February 1997. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Lenore Klein case was dismissed by the Superior Court of New Jersey in March 1999. The Madison Avenue litigation, described in Part II, Item 1, of this report, was filed in May 1999. Despite the existence of the Madison Avenue litigation, the Partnership currently plans to dissolve by September 30, 1999 and distribute remaining cash reserves to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises prior to September 30, 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Avenue case to be a matter that would preclude the dissolution of the Partnership in 1999.

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

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves soliciting information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has received the surveys from these vendors. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, these surveys and discussions with the key vendors performing services for the Partnership indicate that the key vendors are substantially Year 2000 compliant as of June 30, 1999. The Partnership will continue to monitor the Year 2000 compliance of its key vendors during the third quarter of 1999. In addition, the Partnership has developed a contingency plan in the event of non-compliance by these key vendors in the Year 2000 which will be updated by September 30, 1999 based on the results of further surveys, discussions and testing of systems, where applicable. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

                         BALCOR CURRENT INCOME FUND-85
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company,
-------------------------------------------------------------------------
et al.
------

On May 7, 1999, a proposed class action complaint was filed and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH08972). The Partnership, twenty-one additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), The Balcor Company, other affiliated entities and one individual are named defendants in this action. Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. On July 14, 1999, the defendants filed a Motion to Dismiss the complaint. A briefing schedule on this motion has not yet been set.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Partnership believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1999.

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



Date: August 11, 1999
      ---------------